Form 10-Q
period 1996-06-30
FIRST PLACE FINANCIAL CORP
filed 1996-08-09
CIK 740728

====================================================================

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 1996
                                          -------------

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______


                  Commission file number 0-25956

                 FIRST PLACE FINANCIAL CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          New Mexico                                85-0317365
- -------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S) Employer
incorporation or organization)                   Identification No.

                        100 East Broadway
                   Farmington, New Mexico  87401
 ----------------------------------------------------------------
 (Address, including ZIP Code, of registrant's executive offices)

                         (505) 326-9000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                          Not Applicable
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

      YES   X                                          NO
          -----                                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
          Class                            July 31, 1996
- ---------------------------                -------------
Common shares, no par value                 2,122,209

=================================================================

                  FIRST PLACE FINANCIAL CORPORATION

                               FORM 10Q

                                INDEX

                                                                Page
                                                               Number
                                                               ------
PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements (Unaudited)
         Consolidated Statements of Financial
           Condition--June 30, 1996 and December 31, 1995        3

         Consolidated Statements of Income -- Six months
           ended June 30, 1996 and 1995                          4

         Consolidated Statement of Cash Flows -- Six months
           ended June 30, 1996 and 1995                          5

         Notes to the Consolidated Financial Statements
           June 30, 1996                                         7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         9

PART II. OTHER INFORMATION
- --------------------------
Item 4.  Submission of Matters to a Vote of Security Holders     14

Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15
- ----------

                                 (2)

PART I. FINANCIAL INFORMATION

         FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (dollars in thousands)




                               ASSETS
                                                      June 30,   December 31,
                                                        1996         1995
                                                     (unaudited)
                                                     -----------     -----
Cash and due from banks                               $ 41,869   $ 35,662
Interest bearing deposits in banks                      12,430     10,887
Federal funds sold                                       4,000      2,725
                                                       --------  --------
  Cash and cash equivalents                             58,299     49,274

Investment securities:
  Available for sale (at market value)                 220,132    218,250
Loans, net (Note B)                                    427,065    396,092
Bank premises and equipment, net                        14,288     11,079
Other real estate owned                                  3,290        564
Other assets                                            17,286     15,536
                                                       --------  --------
                                                      $740,360   $690,795
                                                       --------  --------
                                                       --------  --------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                          $105,378   $107,455
  Interest-bearing demand                               72,676     63,488
  Savings                                              110,905    101,876
Time certificates, $100,000 and over                   170,843    150,625
Other time certificates                                115,892    105,603
                                                       --------  --------
  Total deposits                                       575,694    529,047

Securities sold under agreements to repurchase          49,579     51,929
Federal funds purchased                                  8,370      4,365
Long term and other notes payable                       38,836     38,642
Other liabilities                                        7,781      9,056
                                                       --------  --------
  Total liabilities                                    680,260    633,039

Stockholders' equity:
  Common stock, no par value:
  Authorized shares - 5,000,000
  Issued shares - 2,122,125 at 6/30/96
    and 2,104,707 at 12/31/95                           13,729     13,609
Additional paid-in capital                                 118         62
Net unrealized holding gain(loss) on securities
  available for sale                                      (639)       922
Retained earnings                                       47,283     43,689
                                                       --------  --------
                                                        60,491     58,382
Treasury stock, at cost-9,468 shares at 6/30/96
  and 13,371 shares at 12/31/95                           (391)      (526)
                                                       --------  --------
Total stockholders' equity                               60,100    57,756
                                                       --------  --------
                                                       $740,360  $690,795
                                                       --------  --------
                                                       --------  --------

            See notes to consolidated financial statements

                                   (3)

          FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share)
                              (unaudited)


                                            Three Months Ended         Six Months Ended
                                                  June 30                    June 30
                                            ------------------         -----------------
                                              1996       1995           1996        1995
                                              ----       ----           ----        ----
Interest income:
 Loans, including fees                       $10,549    $ 8,766       $20,723     $16,892
 Investment securities:
  Taxable                                      2,469      2,372         4,839       4,919
  Exempt from federal income taxes               679        758         1,353       1,435
 Interest-bearing deposits                       226         32           407         130
 Federal funds sold                              128         58           224         128
                                           ---------  ---------     ---------   ---------
                                              14,051     11,986        27,546      23,504
Interest expense:
 Time deposits of $100,000 and over            2,380      1,716         4,686       3,286
 Other deposits                                3,209      2,500         6,253       4,756
 Short-term borrowings                           795      1,079         1,530       2,247
 Other borrowings                                576        509         1,132       1,018
                                           ---------  ---------     ---------   ---------
  Total interest expense                       6,960      5,804        13,601      11,307
                                           ---------  ---------     ---------   ---------
Net interest income                            7,091      6,182        13,945      12,197
Provision for loan losses                        270        226           505         416
                                           ---------  ---------     ---------   ---------
Net interest income after provision
 for loan losses                               6,821      5,956        13,440      11,781

Other income:
 Service charges on deposit
 accounts                                        655        676         1,290       1,275
 Other service charges and fees                  274        326           567         700
 Investment securities
 gains(losses)                                     0          0             5           0
 Other operating income                          315        208           841         378
                                           ---------  ---------     ---------   ---------
                                               1,244      1,210         2,703       2,353
Other expense:
 Salaries and employee benefits                2,534      2,169         4,992       4,292
 Occupancy expenses, net                         493        467           986         917
 Other operating expenses                      1,549      1,480         3,056       2,813
                                           ---------  ---------     ---------   ---------
   Total other expenses                        4,576      4,116         9,034       8,022
                                           ---------  ---------     ---------   ---------
Income before income taxes                     3,489      3,050         7,109       6,112
Income taxes                                   1,035        977         2,169       1,971
                                           ---------  ---------     ---------   ---------
Net income                                 $   2,454  $   2,073     $   4,940   $   4,141
                                           ---------  ---------     ---------   ---------
                                           ---------  ---------     ---------   ---------
Net income per share                       $    1.16  $    1.03     $    2.34   $    2.05
                                           ---------  ---------     ---------   ---------
                                           ---------  ---------     ---------   ---------
Weighted average shares outstanding        2,120,222  2,022,345     2,115,050   2,021,895
                                           ---------  ---------     ---------   ---------
                                           ---------  ---------     ---------   ---------

            See notes to consolidated financial statements

                                   (4)

          FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Six Months Ended June 30, 1996 and 1995
                            (in thousands)
                              (unaudited)

                                                          1996         1995
                                                          ----         ----
Cash flows from operating activities
  Net Income                                             $ 4,940     $ 4,141
  Adjustments to reconcile net income to cash
  provided by operations:
    Amortization                                             (80)        (11)
    Depreciation                                             514         467
    Provision for loan losses                                505         416
    (Increase) decrease in other assets                      257        (589)
    Increase in other liabilities                            955         996
    Gain on sale of property, plant and
    equipment                                                 (9)        (46)
    Gain on the sale of other real estate                   (259)        (15)
    Gain on sale of AFS securities                            (5)          0
    Net change in trading securities                           0         861
    Provision for deferred income taxes                       83         (65)
                                                         -------     -------
    Net cash provided (used by) operating activities       6,901       6,155

Cash flows from investing activities:
  Proceeds from sale of AFS securities                       583       1,327
  Proceeds from maturities of AFS securities              22,439      44,778
  Purchases of AFS securities                            (27,161)    (20,821)
  Proceeds from maturities of HTM securities                   0       3,105
  Purchases of HTM securities                                  0      (3,845)
  Net change in loans                                    (34,309)    (33,290)
  Proceeds on sale of property and equipment                 104         344
  Proceeds from sale of other real estate                    365          30
  Acquisition of other real estate owned                  (2,850)          0
  Purchase of property and equipment                      (3,818)     (1,390)
                                                         -------     -------
  Net cash used by investing activities                  (44,647)     (9,762)

Cash flows from financing activities:
  Net change in deposit accounts                          16,140      (7,029)
  Net change in certificates of deposit                   30,508      29,952
  Net change in securities sold under agreements
  to repurchase                                           (2,350)    (28,744)
  Net change in federal funds purchased                    4,005           0
  Net change in interest bearing demand notes                194        (742)
  Cash dividends paid                                     (2,037)     (1,548)
  Acquisition of treasury stock                             (248)       (506)
  Proceeds from sales of treasury stock                      383         193
  Proceeds from issuance of common stock                     176          30
                                                         -------     -------
  Net cash provided (used by) financing activities        46,771      (8,394)
                                                         -------     -------
Net increase (decrease) in cash and cash equivalents       9,025     (12,001)
Cash and cash equivalents at beginning of period          49,274      44,820
                                                         -------     -------
Cash and cash equivalents at end of period               $58,299     $32,819
                                                         -------     -------
                                                         -------     -------

                  See notes to consolidated financial statements

                                      (5)

                   FIRST PLACE FINANCIAL CORPORATION

            For the Six Months Ended June 30, 1996 and 1995
                            (in thousands)
                              (unaudited)


                                                         1996      1995
                                                         ----      ----
Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
    Interest                                            13,578    10,787
    Taxes                                                2,322     1,968
  Non-cash assets acquired through foreclosure           2,850        53

             See notes to consolidated financial statements

                                    (6)

          FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996.


Note B - Loans
   A summary of loans at June 30, 1996 and December 31, 1995 follows (amounts in thousands):


                                                         June      December
                                                         1996        1995
                                                         ----        ----
Commercial, financial and agriculture                  $105,197    $ 91,232
Real estate mortgage                                    226,793     218,694
Real estate construction                                 34,435      29,818
Consumer installment                                     69,502      65,235
Lease financing                                             438         490
Other                                                       641         362
                                                       --------    --------
                                                        437,006     405,831
Less deferred loan fees, premiums and discounts           1,220       1,151
                                                       --------    --------
                                                        435,786     404,680
Less allowance for loan losses                            8,721       8,588
                                                       --------    --------
                                                       $427,065    $396,092
                                                       --------    --------
                                                       --------    --------

                                     (7)

Note C - Loans to Directors, Officers & Associated Companies





                                                   June        December
                                                   1996          1995
                                                   ----          ----
Beginning Balance                                $10,273      $  9,006
Advances/New Loans                                10,267        15,411
Payments                                          (5,961)      (14,144)
                                                 -------      --------
Ending balance                                   $14,579      $ 10,273
                                                 -------      --------
                                                 -------      --------

Note D - Changes in Allowance for Loan and Lease Losses

                                                   June         December
                                                   1996           1995
                                                   ----           ----
Beginning Balance                                 $8,588        $7,586

Acquired in merger with Western Bank                   0           302
Recoveries                                           523           715
Less charge-offs                                     895           852
Provision for loan and lease losses                  505           837
                                                  ------        ------
                                                  $8,721        $8,588
                                                  ------        ------
                                                  ------        ------

                                 (8)

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


(A)  RESULTS OF OPERATIONS

    Net income for the quarter ended June 30, 1996 was $2,454,000, an increase of $381,000 ,or 18.4%, compared to the $2,073,000 recorded for the second quarter of 1995. The acquisition of Western Bank, Gallup in August 1995, accounted for $20,000 of the increase while internal growth accounted for $361,000 of the increase. The primary factor contributing to internal growth was an increase in net loans during the quarter which resulted in an increase in interest income of $1,274,000, a 14.5%, increase over the same quarter last year.

    Net income for the six months ended June 30, 1996 was $4,940,000, an increase of $799,000, or 19.3%, over the
$4,141,000 recorded for the first six months of 1995. The acquisition of Western Bank, Gallup accounted for $40,000 of the increase. The Company's continued loan growth in 1996 resulted in net interest income of $13,945,000, an increase of $1,748,000, or 14.3%, over the $12,197,000 recorded as of June 30, 1995 and was the most significant factor contributing to the improved earnings. Additionally, other income as of June 30, 1996, increased $350,000 over the same period last year and the effective tax rate declined from 32.2% to 30.5%.

    Interest income for the quarter ending June 30, 1996 was $14,051,000, a $2,065,000, or 17.2%, increase compared to the
$11,986,000 recorded for the same period last year. The acquisition of Western Bank resulted in $644,000 of the increase. Loan growth accounted for $1,274,000 of the increase while interest earned on interest-bearing deposits and interest earned on federal funds sold increased $194,000 and $29,000, respectively. Interest on tax-exempt securities declined during the quarter by $79,000 due to reduced volumes of tax-exempt securities outstanding.

    Interest income for the six month period ending June 30, 1996 was $27,546,000, an increase of $4,042,000, or 17.2%, compared to the $23,504,000 recorded for the same period last year. The acquisition of Western Bank, Gallup accounted for $1,257,000 of the increase. Average net loans for the six months ended June 30, 1996, excluding Western Bank, increased
$29,879,000 which resulted in an increase in interest on loans of $2,833,000. Interest on deposits held at the Federal Home Loan
Bank increased by $277,000. Interest earned on taxable and tax-exempt securities declined by $239,000 and $82,000, respectively due to lower average outstanding balances in the investment portfolio while interest on federal funds sold decreased by $4,000.

                               (9)

    Interest expense for the quarter ended June 30, 1996 was $6,960,000, an increase of $1,156,000, or 19.9%, compared to the
$5,804,000 recorded for the same quarter in 1995. The acquisition of Western Bank, Gallup accounted for $276,000 of the increase. Increased balances of time deposits of $100,000 and over and other time deposits certificates resulted in increased interest expense on these deposits of $539,000 and $558,000, respectively. Interest on other borrowings, which consist primarily of advances from the Federal Home Loan Bank, increased $67,000 while interest on short-term borrowings, consisting of repurchase agreements and federal funds purchased, decreased $284,000.

    Interest expense for the six months ended June 30, 1996, was $13,601,000, an increase of $2,294,000, or 20.3%, compared to
$11,307,000 recorded for the same period last year. The acquisition of Western Bank, Gallup accounted for $531,000 of the increase. Average balances of certificates of deposit $100,000 and over, excluding Western Bank, Gallup, increased approximately $17,742,000 resulting in an increase in interest expense of $1,155,000 while increases in average balances of interest bearing demand accounts, savings accounts and certificates of deposit less than $100,000, resulted in an increase in interest expense of $1,211,000. Interest on other borrowings, consisting of advances from the Federal Home Loan Bank to match-fund the Company's mortgage loans, increased $114,000 while decreases in repurchase agreement average balances and federal funds purchased average balances resulted in a decrease in interest expense of $717,000.

    Other income for the three months ended June 30, 1996, was $1,244,000 compared to $1,210,000 for the same quarter of 1995. The acquisition of Western Bank, Gallup accounted for $60,000 of the increase in other income. Other operating income increased $104,000 while service charges on deposit accounts and other service charges and fees declined by $75,000 and $55,000, respectively.

    Other income for the six months ended June 30, 1996 was $2,703,000, an increase of $350,000, or 14.9%, compared to the $2,353,000 recorded for the same period in 1995. The acquisition of Western Bank, Gallup contributed $140,000 to the increase. Service charges on deposit accounts, net of Western Bank, Gallup, declined $96,000 primarily from decreases in analysis service charges on commercial accounts while other service charges and fees decreased by $142,000. Other operating income increased $423,000, excluding Western Bank, Gallup. Gains on the sale of other real estate owned and other income increased $155,000 and $116,000, respectively and were the primary factors in the increase in other operating income.

    Other expenses for the three months ended June 30, 1996, were $4,576,000 compared to $4,116,000 for the second quarter of 1995. The acquisition of Western Bank, Gallup, accounted for $400,000 of the $460,000 increase. Salary expense and related

                               (10)
payroll costs increased by $201,000 primarily as a result of normal salary increases and an increase in the number of full-time equivalent employees compared to last year. Occupancy expense, net of Western Bank, Gallup, declined $30,000 primarily due to a decrease in building depreciation as a result of the tax-free exchange of the Burn's bank building which took place in September 1995. Other operating expenses declined $111,000 primarily as the result of decreased FDIC premiums in 1996 versus 1995.

    Other expenses for the six months ended June 30, 1996 were $9,034,000, an increase of $1,012,000, or 12.6%, compared to the first six months of 1995. The acquisition of Western Bank, Gallup, resulted in $782,000 of the increase. Salaries and employee benefits, net of Western Bank, Gallup, increased $363,000. This increase was the result of several salary increases during the period as well as an increase of twenty full-time equivalent employees to support asset growth.
Occupancy expenses, net of Western Bank, decreased $48,000 primarily as the result of a decrease in building depreciation at Burns National Bank. Other operating expenses, net of Western Bank, declined $85,000 primarily as a result of lower FDIC insurance premiums.

(B)  BALANCE SHEET ANALYSIS

    Total assets as of June 30, 1996, were $740,360,000 compared to $690,795,000 at December 31, 1995, an increase of $49,565,000, or 7.2%.  Total loans at June 30, 1996, were $435,786,000, an increase of $31,106,000, or 7.7% compared to total loans of $404,680,000 at December 31, 1995. The Company's continued loan growth was the primary factor in overall asset growth. While loan growth has been significant during 1996, it is anticipated that at year-end it will be somewhat less than last year's internal growth rate of 17.5%. Commercial, financial and agriculture loans increased $13,965,000, or 15.3%, while real estate mortgage loans, real estate construction loans and consumer loans increased $8,099,000 (3.7%), $4,617,000 (15.5%), and $4,267,000 (6.5%), respectively. Cash and due from banks increased $6,207,000, or 17.4%, during the first six months of 1996. Interest bearing deposits on banks, which consists of balances maintained at the Federal Home Loan Bank for short-term investment purposes, increased $1,543,000, while federal funds sold increased $1,275,000.

    Bank premises and equipment as of June 30, 1996, was $14,288,000, an increase of $3,209,000, or 28.9%, compared to the
$11,079,000 as of December 31, 1995. The increase was primarily attributable to the construction costs of the new bank building for Burns National Bank. The construction was completed in mid-May and the bank moved into the new facility on May 20, 1996. Additionally, Western Bank, Gallup, acquired two free-standing
ATM machines to help expand its consumer market. Other real estate owned increased $2,726,000 to $3,290,000. The increase was attributable to a large real estate loan which was foreclosed

                               (11)
on in late May. At the time of foreclosure, the project was 90%-95% complete. Work is currently underway to fully complete the project so that it can be sold. Management believes that the property will be disposed of with little, if any, loss. Other assets were $17,287,000 as of June 30, 1996, a $1,751,000, or
11.3% increase compared to the $15,536,000 recorded as of December 31, 1995. The increase was primarily the result of an increase in the Company's deferred tax asset of $500,000 and the purchase of tax benefits in an affordable housing project in Farmington, New Mexico in the amount of $1,281,605. In addition to purchasing the tax credits on the project, the Company also made a $3,300,000 interim construction loan to the developer.

    Total deposits as of June 30, 1996, were $575,694,000, an 8.8% increase over the December 31, 1995 balance of $529,047,000. Time certificates, $100,000 and over, increased $20,218,000, or 13.4%. Other time deposits increased $10,289,000, or 9.7%, primarily as a result of increased sales of the Company's two-year prime rate floating certificate of deposit. Interest bearing demand accounts and savings accounts increased $9,188,000 (14.5%) and $9,029,000 (8.9%), respectively. Noninterest bearing demand deposits declined $2,077,000, or 1.9%.

    Securities sold under agreements to repurchase as of June 30, 1996 were $49,579,000, a decrease of $2,350,000, or 4.5%, compared to the December 31, 1995 balance of $51,929,000.
Federal funds, which are routinely purchased from the Company's downstream correspondents, increased $4,005,000 as of June 30,
1996.   Excess funds purchased and not required for liquidity
purposes are resold as part of the Company's own federal funds sold or invested in an overnight interest bearing account with the Federal Home Loan Bank. Long term and other notes payable, which consists of advances from the Federal Home Loan Bank to match-fund 15-year mortgages remained relatively unchanged compared to December 31, 1995 while other liabilities decreased by $1,276,000. The two primary factors in this decrease were a reduction of $679,000 in the reserve for taxes and reduction of $691,000 in dividends payable.

CAPITAL RESOURCES AND LIQUIDITY

LIQUIDITY
    Liquidity to meet the Company's growing loan demand, to fund its building projects, and to accommodate deposit withdrawals, as well as other funding needs, was provided from three sources.
Net cash provided from operating activities was $4,940,000 as of June 30, 1996 compared to $4,141,000 for the same period in 1995. Proceeds from investing activities which includes proceeds from the sale of maturities of available-for-sale securities, proceeds from the sale and property and equipment and proceeds from the sale of other real estate owned, provided cash of $23,492,000 as of June 30, 1996 compared to $49,584,000 for the same period in 1995. Cash provided form financing activities, which consists of increases in deposit accounts, certificates of deposit, federal funds purchased, interest bearing demand notes and proceeds from

                               (12)
the sale of treasury stock and the issuance of common stock, was $51,405,000 as of June 30, 1996 compared to $30,175,000 for the same period in 1995. Additional liquidity was provided by federal fund lines of credit the Company established with its upstream correspondents. As of June 30, 1996, these lines totalled $38,000,000. The Company also routinely enhances its liquidity through purchases of excess funds from downstream correspondent banks. While the above mentioned sources of liquidity are expected to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources of funds, will depend upon future economic and market conditions.

CAPITAL
    First Place Financial Corporation and its subsidiary banks are required by the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation to adhere to minimum capital requirements. The minimum regulatory requirements for risk-based capital and Tier 1 capital ratios are 8.0% and 4.0%, respectively. As of June 30, 1996, the Company had a risk-based capital ratio of 12.6% and a Tier 1 ratio of 11.5%. Additionally, the Company is required to maintain a Tier 1 leverage ratio of 3%. As of June 30, 1996, the Company's Tier 1 leverage ratio was 8.3%.

    On May 15, 1996, the Company's Board of Directors approved a 3-for-1 stock split for shareholders of record as of May 15, 1996. On June 19, 1996, the Company declared a dividend of $676,532, or $.32, per share payable July 1, 1996. The number of shares used in computing earnings and dividends per share give retroactive effect to the stock split for all periods presented.

    Management believes that capital is adequate to support anticipated growth, meet cash dividend requirements of the Company and meet the future risk-based and regulatory capital requirements of the Company and the subsidiary banks.

                               (13)

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of First Place Financial Corporation was held at 9:15 a.m. on May 15, 1996 at the First National Bank of Farmington. The purpose of the meeting was to elect three directors to serve for a term of three years. The table below outlines the results of the election.

         NOMINEES FOR ELECTION        NUMBER OF SHARES VOTED
                IN 1996            FOR       AGAINST     ABSTAIN
         ---------------------     ---       -------     -------
         Tom Bolack               533,676     3,159        409
         Ben Heikkinen            536,835         0        409
         Jack M. Morgan           536,685       150        409

         The following seven individuals retained their position on the Board of Directors:

                 NAME                         TERM EXPIRES
         -------------------                  ------------
         Robert S. Culpepper                     1997
         J. Gregory Merrion                      1997
         Roy L. Owen                             1997
         Marlo L. Webb                           1997
         Richard I. Ledbetter                    1998
         James D. Rose                           1998
         Thomas C. Taylor                        1998


Item 6.  Exhibits and Reports on Form 8-K

         a.  No exhibits are included herein.

         b. The following reports were filed on Form 8-K during the quarter ended June 30, 1996:

              1. On April 25, 1996, the Company filed a form 8-K outlining first quarter operating results.

              2. On May 28, 1996, the Company filed a form 8-K outlining the 3-for-1 stock split approved by the Board of Directors on May 15, 1996.

              3. On June 13, 1996, the Company filed a form 8-K disclosing a change in accountants to KPMG.

              4. On July 31, 1996, the Company filed a form 8-K outlining the second quarter operating results.

                                   (14)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST PLACE FINANCIAL CORPORATION
                                  -----------------------------------
                                            (Registrant)


Date:  August 5, 1996              James D. Rose
      ----------------            --------------------------------------
                                   James D. Rose
                                   President and Chief Operating Officer


                                   (15)