Form 10-Q
period 1996-09-30
FIRST PLACE FINANCIAL CORP
filed 1996-10-30
CIK 740728

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1996

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


                        Commission file number 0-25956

                      FIRST PLACE FINANCIAL CORPORATION
       (Exact name of registrant as specified in its charter)

                New Mexico                              85-0317365
     (State or other jurisdiction of                 (I.R.S) Employer
      incorporation or organization)                 Identification No.

                             100 East Broadway
                       Farmington, New Mexico  87401
       (Address, including ZIP Code, or registrant's executive offices)

                               (505) 326-9000
             (Registrant's telephone number, including area code)

                                Not Applicable
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       YES   X                                                     NO
            ---                                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
           CLASS                              OCTOBER 23, 1996
---------------------------                   -----------------

Common shares, no par value                      2,110,511

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      FIRST PLACE FINANCIAL CORPORATION

                                    FORM 10Q

                                      INDEX


                                                                       PAGE
PART I.   FINANCIAL INFORMATION                                       NUMBER
------   ----------------------                                       ------

Item 1.   Financial Statements (Unaudited)
          Consolidated Statements of Financial
           Condition -- September 30, 1996 and December 31, 1995          3

          Consolidated Statements of Income -- Three months and
           Nine months ended September 30, 1996 and 1995                  4

          Consolidated Statement of Cash Flows -- Nine months
           ended September 30, 1996 and 1995                              5

          Notes to the Consolidated Financial Statements
           September 30, 1996                                             7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

PART II.  OTHER INFORMATION
Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                16





                                      (2)

PART I. FINANCIAL INFORMATION

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                  September 30,     December 31,
                                                       1996             1995
                                                   (unaudited)
                                                  -------------     ------------
                  ASSETS
Cash and due from banks                              $ 46,213         $ 35,662
Interest bearing deposits in banks                      6,319           10,887
Federal funds sold                                          0            2,725
                                                     --------         --------
  Cash and cash equivalents                            52,532           49,274

Investment securities:
  Available for sale (at market value)                223,418          218,250
Loans, net (Note B)                                   450,120          396,092
Bank premises and equipment, net                       15,382           11,079
Other real estate owned                                 3,528              564
Other assets                                           18,517           15,536
                                                     --------         --------
                                                     $763,497         $690,795
                                                     --------         --------
                                                     --------         --------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                         $100,659         $107,455
  Interest-bearing demand                              80,602           63,488
  Savings                                             112,255          101,876
Time certificates, $100,000 and over                  166,373          150,625
Other time certificates                               117,131          105,603
                                                     --------         --------
  Total deposits                                      577,020          529,047

Securities sold under agreements to
  repurchase                                           56,007           51,929
Federal funds purchased                                14,745            4,365
Long term and other notes payable                      44,152           38,642
Other liabilities                                       9,268            9,056
                                                     --------         --------
  Total liabilities                                   701,192          633,039

Stockholders' equity:
  Common stock, no par value:
  Authorized shares - 5,000,000
  Issued shares - 2,122,209 at 09/30/96
    and 2,104,707 at 12/31/95                          13,729           13,609
Additional paid-in-capital                                118               62
Net unrealized holding gain (loss on
  securities available for sale                           227              922
Retained earnings                                      48,720           43,689
                                                     --------         --------
                                                       62,794           58,282

Treasury stock, at cost-11,698 shares at
  9/30/96 and 13,371 shares at 12/31/95                  (489)            (526)
                                                     --------         --------
Total stockholders' equity                             62,305           57,756
                                                     --------         --------
                                                     $763,497         $690,795
                                                     --------         --------
                                                     --------         --------

See notes to consolidated financial statements





                                     (3)

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share)
                                 (unaudited)


                                         Three Months Ended            Nine Months Ended
                                            September 30                 September 30
                                      ------------------------     -----------------------
                                         1996           1995          1996          1995
                                      ----------     ---------     ---------     ---------
Interest income:
 Loans, including fees                   $10,993       $ 9,252       $31,716       $26,144
 Investment securities:
  Taxable                                  2,553         2,430         7,391         7,349
  Exempt from federal income taxes           646           655         2,000         2,090
 Interest-bearing deposits                   201            48           608           178
 Federal funds sold                          105           111           335           239
                                      ----------     ---------     ---------     ---------
                                          14,498        12,496        42,050        36,000

Interest expense:
 Time deposits of $100,000 and over        2,501         2,047         7,187         5,333
 Other deposits                            3,208         2,613         9,462         7,369
 Short-term borrowings                       964           969         2,500         3,216
 Other borrowings                            615           532         1,747         1,550
                                      ----------     ---------     ---------     ---------
  Total interest expense                   7,288         6,161        20,896        17,468
                                      ----------     ---------     ---------     ---------

Net interest income                        7,210         6,335        21,154        18,532
Provision for loan losses                    300           170           805           586
                                      ----------     ---------     ---------     ---------

Net interest income after
 provision for loan losses                 6,910         6,165        20,349        17,946

Other income:
 Service charges on deposit
  accounts                                   611           605         1,902         1,798
 Other service charges and fees              287           294           854           741
 Investment securities
  gains (losses)                             (87)            0           (82)            0
 Other operating income                      249           404         1,082         1,015
                                      ----------     ---------     ---------     ---------
                                           1,060         1,303         3,756         3,554

Other expense:
 Salaries and employee benefits            2,592         2,251         7,584         6,543
 Occupancy expenses, net                     588           383         1,573         1,086
 Other operating expenses                  1,645         1,468         4,696         4,393
                                      ----------     ---------     ---------     ---------
  Total other expenses                     4,825         4,102        13,853        12,022
                                      ----------     ---------     ---------     ---------

Income before income taxes                 3,145         3,366        10,252         9,478
Income taxes                               1,032         1,001         3,200         2,972
                                      ----------     ---------     ---------     ---------
                                      $    2,113    $    2,365    $    7,052    $    6,506
                                      ----------     ---------     ---------     ---------
                                      ----------     ---------     ---------     ---------
Net income

Net income per share                  $     0.99    $     1.14    $     3.30    $     3.17
                                      ----------     ---------     ---------     ---------
                                      ----------     ---------     ---------     ---------

Weighted average shares and
 common share equivalents
 outstanding                           2,140,398     2,069,860     2,135,071     2,052,082
                                      ----------     ---------     ---------     ---------
                                      ----------     ---------     ---------     ---------


See notes to consolidated financial statements

                                      (4)

                FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30, 1996 and 1995
                                 (in thousands)
                                  (unaudited)

                                                              1996          1995
                                                            --------      --------
Cash flows from operating activities
  Net Income                                                $  7,052      $  6,506
  Adjustments to reconcile net income to cash
   provided by operations:
    Amortization                                                (129)         (290)
    Depreciation                                                 832           700
    Provision for loan losses                                    805           586
    Increase in other assets                                  (4,079)         (130)
    Increase in other liabilities                              1,059         1,965
    Gain on sale of property, plant and
     equipment                                                   (12)         (102)
    Gain on the sale of other real estate                       (264)         (100)
    Loss on sale of AFS securities                                82             0
    Net change in trading securities                               0           861
    Provision for deferred income taxes                         (157)          253
                                                            --------      --------
    Net cash provided by operating activities                  5,189        10,249

Cash flows from investing activities:
  Proceeds from sale of AFS securities                        10,464         1,327
  Proceeds from maturities of AFS securities                  50,935        51,485
  Purchases of AFS securities                                (67,499)      (30,438)
  Proceeds from maturities of HTM securities                       0         7,266
  Purchases of HTM securities                                      0        (3,828)
  Net change in loans                                        (56,930)      (44,323)
  Proceeds on sale of property and equipment                     107           303
  Proceeds from sale of other real estate                        420           126
  Acquistion of other real estate owned                       (1,023)            0
  Acquisition of subsidiary                                        0         2,989
  Purchase of property and equipment                          (5,231)       (2,245)
                                                            --------      --------
  Net cash used by investing activities                      (68,757)      (17,338)

Cash flows from financing activities:
  Net change in deposit accounts                              20,696        (5,862)
  Net change in certificates of deposit                       27,276        35,961
  Net change in securities sold under agreements
   to repurchase                                               4,078       (29,903)
  Net change in federal funds purchased                       10,380             0
  Net change in interest bearing demand notes                  5,510        (2,806)
  Cash dividends paid                                         (1,327)       (2,051)
  Acquisition of treasury stock                                 (346)         (577)
  Proceeds from sales of treasury stock                          383           199
  Proceeds from issuance of common stock                         176           (88)
                                                            --------      --------
  Net cash provided (used by) financing activities            66,826        (5,127)
                                                            --------      --------

Net increase (decrease) in cash and cash
  equivalents                                                  3,258       (12,216)
Cash and cash equivalents at beginning of period              49,274        44,820
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 52,532      $ 32,604
                                                            --------      --------
                                                            --------      --------

See notes to consolidated financial statements


                                     (5)

                     FIRST PLACE FINANCIAL CORPORATION

           For the Nine Months Ended September 30, 1996 and 1995
                              (in thousands)
                               (unaudited)

                                                     1996       1995
                                                    ------     ------
Supplemental Disclosure of Cash Flow
Information:
  Cash paid during period for:
    Interest                                        20,441     17,470
    Taxes                                            3,385      2,980
  Non-cash assets acquired through foreclosure       1,023         53
  Non-cash assets acquired through exchange            N/A      1,073


















See notes to consolidated financial statements



                                     (6)

          FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items have been reclassified in the September 30, 1995 statements to be comparative with the September 30, 1996 presentation. The number of shares used in computing earnings and dividends per share give retroactive effect to the 3-for-1 stock split for all periods presented. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note B - Loans
   A summary of loans at September 30, 1996 and December 31, 1995 follows (amounts in thousands):

                                                     September      December
                                                        1996          1995
                                                        ----          ----

Commercial, financial and agriculture                 $113,442      $ 91,232
Real estate mortgage                                   244,284       218,694
Real estate construction                                23,279        29,818
Consumer installment                                    73,534        65,235
Lease financing                                            287           490
Other                                                    5,072           362
                                                      --------      --------
                                                       459,897       405,831
Less deferred loan fees, premiums and discounts            916         1,151
                                                      --------      --------
                                                       458,981       404,680
                                                         8,861         8,588
                                                      --------      --------
Less allowance for loan losses
                                                      $450,120      $396,092
                                                      --------      --------
                                                      --------      --------






                                     (7)

Note C - Loans to Directors, Officers & Associated Companies

                                                     September    December
                                                        1996        1995
                                                        ----        ----

Beginning Balance                                     $10,273      $ 9,006
Advances/New Loans                                     13,961       15,411
Payments                                               (8,261)     (14,144)
                                                      -------      -------

Ending balance                                        $15,973      $10,273
                                                      -------      -------
                                                      -------      -------


Note D - Changes in Allowance for Loan and Lease Losses

                                                    September     December
                                                       1996         1995
                                                       ----         ----

Beginning Balance                                     $ 8,588      $ 7,586
Acquired in merger with Western Bank                        0          302
Recoveries                                                741          715
Less charge-offs                                        1,273          852
Provision for loan and lease losses                       805          837
                                                      -------      -------
                                                      $ 8,861      $ 8,588
                                                      -------      -------
                                                      -------      -------














                                     (8)

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(A)  RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1996 was $2,113,000, a decrease of $252,000, or 10.6%, compared to the $2,365,000 recorded for the third quarter of 1995. Total loans increased by $23,195,000 during the third quarter which resulted in an increase in interest income of $1,741,000, or 18.8%, compared to last year. Total interest income was up $2,002,000 over the third quarter of 1995. However, the increase in interest income was off-set by higher funding costs as well as a higher provision for loan losses, reductions in other income and an increase in other expenses. The loan loss provision was increased as a result of an increase in charge-offs in the Company's consumer loan portfolio.

     Net income for the nine months ended September 30, 1996 was $7,052,000, and increase of $546,000, or 8.4% over the $6,506,000 recorded in 1995. The acquisition of Western Bank, Gallup accounted for $89,000 of the increase.
The continued expansion of the Company's loan portfolio resulted in an increase in net interest income of $2,622,000, or 14.1%, compared to the same period last year and was the primary factor contributing to improved earnings.

     Interest income for the quarter ending September 30, 1996 was $14,498,000, an increase of $2,002,000, or 16.0%, compared to the $12,496,000 recorded for the same period last year. The acquisition of Western Bank, Gallup resulted in $703,000 of the increase. Growth of the loan portfolio accounted for $1,173,000 of the increase while interest on taxable investments and interest earned on balances maintained at the Federal Home Loan Bank increased $18,000 and $153,000, respectively. Interest earned on tax exempt securities and federal funds sold decreased during the third quarter of 1996 by $8,000 and $37,000, respectively.

     Interest income for the nine month period ending September 30, 1996 was $42,050,000, an increase of $6,050,000, or 16.8%, compared to the $36,000,000 recorded for the same period last year. The acquisition of Western Bank, Gallup accounted for $1,961,000 of the increase. Total loans outstanding, net of Western Bank, Gallup, as of September 30, 1996, increased $49,957,000 over September 30, 1995. This increase resulted in an increase in interest on loans of $4,004,000. Interest on deposits held at the Federal Home Loan Bank increased $430,000, while interest on taxable securities, interest on tax-exempt securities and interest on federal funds sold decreased by $222,000, $90,000 and $33,000, respectively.

     Interest expense for the quarter ended September 30, 1996 was $7,288,000, an increase of $1,127,000, or 18.3%, compared to the $6,161,000 recorded as of September 30, 1995. The


                                    (9)
acquisition of Western Bank, Gallup accounted for $286,000 of the increase. Increases in the average balance outstanding of time deposits of $100,000 and over and other interest bearing deposits resulted in an increase in interest expense of $322,000 and $439,000, respectively. One factor contributing to the increase in interest expense in other interest bearing deposits was the introduction of a new checking account by the Company's largest affiliate, First National Bank of Farmington, which pays interest on all balances maintained in consumer checking accounts. Interest on other borrowings which consist primarily of advances from the Federal Home Loan Bank, increased $83,000 while interest on short-term borrowings, which includes interest on repurchase agreements and federal funds purchased, declined by $5,000.

     Interest expense for the nine months ended September 30, 1996 was $20,896,000, an increase of $3,428,000, or 19.6%, compared to the $17,468,000 recorded for the same period last year. The acquisition of Western Bank, Gallup accounted for $817,000 of the increase. Increases in the average balances of time certificates $100,000 and over and other interest bearing deposits, net of Western Bank, Gallup, resulted in increases in interest expense of $1,479,000 and $1,651,000, respectively. Declines in the average balances outstanding of repurchase agreements and federal funds purchased in 1996 resulted in a decrease in interest paid on short-term borrowings of $716,000. An increase in the average balance of advances from the Federal Home Loan Bank to match fund the Company's 15 year fixed-rate mortgages resulted in an increase in interest paid on other borrowings of $197,000.

     Other income for the three months ended September 30, 1996 was $1,060,000, a decrease of $243,000, or 18.6%, compared to the $1,303,000 recorded last year. The acquisition of Western Bank, Gallup resulted in an increase in other income of $66,000. Service charges on deposit accounts declined $49,000. This decline was primarily the result of the introduction of a new checking account at First National Bank of Farmington, which requires a lower minimum balance to avoid service charges than did the account it replaced, as well as a reduction in analysis service charges paid by commercial customers of the banks. Other service charges and fees were down $10,000 and losses on the sale of securities contributed $87,000 to the decrease in other income. Other operating income declined $163,000 primarily as the result of reductions in insurance commissions, rental income on operating leases, other income, gains on the sale of assets, late charge income on loans and miscellaneous income in the amount of $21,000, $19,000, $12,000, $84,000, $17,000 and $9,000, respectively.

     Other income for the nine months ended September 30, 1996 was $3,756,000, an increase of $202,000, or 5.7%, compared to the $3,554,000 recorded for the same period last year. The acquisition of Western Bank, Gallup resulted in an increase in other income of $205,000. Service charges on deposit accounts declined $63,000 primarily as the result of reductions in



                                   (10)
analysis service charges paid by commercial customers as well as reductions in checking account service charges from consumer accounts. The decline in service charges on consumer accounts can be attributed to a decline in the number of low balance accounts which generally incurred monthly service charges as well as the introduction of a new "All-In-One" checking account at First National Bank of Farmington which requires a lower minimum balance to avoid service charges. Other service charges and fees increased by $102,000 primarily as the result of increases in ATM fees and credit card fees. The Company incurred losses of $82,000 on the sale of investment securities while other operating income increased by $40,000 primarily as a result of gains on the sale of other real estate owned.

     Other expenses for the three months ended September 30, 1996 were $4,825,000, an increase of $723,000, or 17.6%, compared to the $4,102,000 recorded as of September 30, 1995. The acquisition of Western Bank, Gallup, accounted for $388,000 of the increase. Salaries and related employee benefit costs increased $177,000, or 7.3%, as a result of normal salary increases and associated payroll taxes as well as increases in other employee benefits. Occupancy expenses increased by $140,000, or 38.3%. The recently completed main office building for Burns National Bank and the new branch facility for First National Bank of Farmington resulted in an increase in depreciation expense of $75,000. Repairs and maintenance on buildings and equipment increased $43,000, while insurance and utilities increased $27,000. Other operating expenses increased marginally during the third quarter by $18,000.

     Other expenses for the nine months ended September 30, 1996 were $13,853,000, an increase of $1,831,000, or 15.2%, compared to the $12,022,000 recorded for the same period last year. The acquisition of Western Bank, Gallup accounted for $1,144,000 of the increase. Salaries and related employee benefit costs increased $540,000, or 8.4%, primarily as the result of normal salary increases, an increase in the overtime expense and increases in other employee benefits including group health insurance. The number of full-time equivalent employees remained constant from last year. Occupancy expenses increased $305,000 as a result of the completion of two new bank buildings and the depreciation and on-going operating expenses of the two projects. Other operating expenses declined by $158,000 primarily as a result of decreases in FDIC insurance premiums and other expenses.


                                   (11)

(B)  BALANCE SHEET ANALYSIS

     Total assets as of September 30, 1996, were $763,497,000 compared to $690,795,000 at December 31, 1995, an increase of $72,702,000, or 10.5%.
Total loans at September 30, 1996 were $458,981,000, an increase of $54,301,000, or 13.4% compared to total loans of $404,680,000 at December 31, 1995. Loan growth continues to be the major factor contributing to overall asset growth, however, it is anticipated that at year-end 1996 the growth rate in loans will be less than the 17.5% internal rate of growth experienced in 1995. The largest growth in loans occurred in real estate mortgage loans which increased $25,590,000, or 11.7%. Commercial, financial and agricultural loans increased by $22,210,000, or 24.3%, while consumer installment loans increased $8,299,000, or 12.7%. Real estate construction loans declined by $6,539,000, or 21.9%, while lease financings declined from $490,000 to $287,000.

     Cash and due from banks as of September 30, 1996 was $46,213,000, an increase of $10,552,000, or 29.6%, compared to December 31, 1995. Due from bank balances increased $4,650,000 primarily as the result of increased volume of correspondent bank cash letters.

     Interest bearing deposits in banks, which consists of balances maintained at the Federal Home Loan Bank for short-term investment purposes, decreased $4,568,000 compared to last year. Additionally, there were no federal funds sold as of September 30, 1996 compared to a balance outstanding at December 31, 1995 of $2,725,000.

     Investment securities available for sale were $223,418,000 as of September 30, 1996, an increase of $5,168,000 compared to the $218,250,000 recorded as of December 31, 1995. Substantially all of the increase was the result of increased purchases of U.S. Treasury securities.



     Bank premises and equipment as of September 30, 1996, was $15,382,000, an increase of $4,303,000, or 38.8%, compared to the $11,079,000 as of December 31, 1995. The increase was attributable to the completion of the new main office building for Burns National Bank of Durango, which was completed in May 1996. The Company has developed plans to enhance and improve its technology systems through the acquisition of software and hardware which will improve operating efficiencies and provide better customer service. It is anticipated that the new systems will be in place by July 1997. The estimated cost of the new technology is approximately $2.5 million.

     Other real estate owned as of September 30, 1996 was $3,528,000 compared to $564,000 at December 31, 1995. The increase was attributable to the foreclosure on a large real estate project in late May and the associated costs incurred to complete the construction of the project. In October 1996, four of the twenty-two units in the project were sold and there are

                                     (12)
currently contracts on five additional units which should close in November. It is anticipated that the property will be completely disposed of by early 1997. The Company anticipates full recovery of principal, interest, and expenses associated with the project.

     Other assets as of September 30, 1996 were $18,517,000, an increase of $2,981,000, or 19.2%, compared to the balance of $15,536,000 at December 31, 1995. The increase was a result of an increase in the Company's non-qualified Executive Supplemental Income insurance asset account, an increase in the deferred tax asset account and the purchase of tax benefits in an affordable housing project in Farmington, New Mexico.

     Total deposits as of September 30, 1996 were $577,020,000, an increase of $47,973,000, or 9.1%, compared to the $529,047,000 as of December 31,
1995. Interest bearing demand deposits increased $17,114,000 primarily as the result of the introduction of a new "All-In-One" checking account at the First National Bank of Farmington. The new account pays interest on all balances maintained in the account. This account replaced the bank's regular noninterest bearing accounts and therefore, necessitated the transfer of noninterest bearing deposits to interest bearing deposits at the time of conversion. The reduction of noninterest bearing deposits as of September 30, 1996 is the result of this transfer. Savings accounts increased $10,379,000 while time certificates $100,000 and over increased $15,748,000. Other time deposits increased $11,528,000 primarily as the result of increased sales of the Company's two-year prime rate certificate of deposit. To help increase its deposit base, the Company's affiliate, Burns National Bank, expects to open a supermarket branch in Durango, Colorado in November 1996.

     Securities sold under agreements to repurchase as of September 30, 1996 were $56,007,000, an increase of $4,078,000, or 7.9%, compared to the $51,929,000 at December 31, 1995.

     Federal funds purchased were $14,745,000 as of September 30, 1996 compared to $4,365,000 at December 31, 1995. Average federal funds purchased as of September 30, 1996 were $12,907,000, a decrease of $3,058,000 compared to average funds purchased as of December 31, 1995. Long term and other notes payable, which consists of advances from the Federal Home Loan Bank, to match fund the Company's 15-year mortgages increased $5,510,000 to $44,152,000 compared to the $38,642,000 recorded as of December 31, 1995. Other liabilities as of September 30, 1996 were $9,268,000 compared to $9,056,000 as of December 31, 1995. The increase was attributable to an increase in accrued interest payable and accrued expenses payable and a reduction of $693,000 in dividends payable.

CAPITAL RESOURCES AND LIQUIDITY

LIQUIDITY

     Liquidity to meet the Company's growing loan demand, to fund its building projects, to accommodate deposit withdrawals, as well as other funding needs, was provided from three sources. Total cash provided from operating activities was $9,830,000

                                     (13)
compared to $10,871,000 for the same period in 1995. Cash proceeds from investing activities which includes proceeds from the sale and maturities of available-for-sale securities and sale of property, equipment and other real estate owned were $61,926,000 as of September 30, 1996 compared to $63,496,000 for the same period last year. Total cash provided from financing activities, which consists of increases in deposit accounts, repurchase agreements, federal funds purchased, interest bearing demand notes and proceeds from the sale of treasury stock and the issuance of common stock, was $68,499,000 as of September 30, 1996, compared to $36,160,000 for the same period in 1995. Additional liquidity was provided by federal fund lines of credit the Company established with its upstream correspondents. As of September 30, 1996, these lines totalled $38,000,000. The Company also routinely enhances its liquidity through purchases of excess funds from downstream correspondent banks. While the above mentioned sources of liquidity are expected to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources of funds, will depend upon future economic and market conditions.

CAPITAL
     First Place Financial Corporation and its subsidiary banks are required by the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation to adhere to minimum capital requirements. The minimum regulatory requirements for risk-based capital and Tier 1 capital ratios are 8.0% and 4.0%, respectively. As of September 30, 1996, the Company had a risk-based capital ratio of 11.2% and a Tier 1 ratio of 10.1%. Additionally, the Company is required to maintain a Tier 1 leverage ratio of 3.0%. As of September 30, 1996, the Company's Tier 1 leverage ratio was 8.1%.

     On September 18, 1996, the Company's Board of Directors declared a dividend of $675,417, or $.32 per share payable October 1, 1996.

     Management believes that capital is adequate to support anticipated growth, meet cash dividend requirements of the Company and meet the future risk-based and regulatory capital requirements of the Company and its subsidiary banks.

                                     (14)

PART II.  OTHER INFORMATION

 Item 5.  Other Information

     Effective September, 1996, the Company's common stock is quoted on the NASDAQ Bulletin Board under the symbol (FPLF). The NASDAQ Bulletin Board is only a quotation service and is not a part of the NASDAQ Over-the-Counter market. Shareholders can obtain quotes on First Place Financial stock by contacting a stockbroker.

 Item 6.  Exhibits and Reports on Form 8-K

      a.  No exhibits are included herein.

      b. On July 31, 1996, the Company filed a form 8-K disclosing the second quarter operating results.

                                     (15)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST PLACE FINANCIAL CORPORATION
                                     ------------------------------------
                                               (Registrant)



Date:  October 25, 1996              /s/  James D. Rose
                                     ------------------------------------
                                     James D. Rose
                                     President and Chief Operating Officer







                                     (16)