Form 10-K
period 1996-12-31
FIRST PLACE FINANCIAL CORP
filed 1997-03-28
CIK 740728

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                    ------------------------

                           FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-25956

               FIRST PLACE FINANCIAL CORPORATION
-----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        A New Mexico Corporation - I.R.S. No. 85-0317365
                       100 East Broadway
                  Farmington, New Mexico  87401
-----------------------------------------------------------------------
(Address, including ZIP Code, or registrant's executive offices)

                         (505) 324-9500
-----------------------------------------------------------------------
      (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

  Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, no par value
-----------------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 91 days
                               YES  X       NO
                                   ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 5, 1997, there were 2,134,272 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1997, was approximately $109,713,420.

Documents incorporated by reference: Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 23, 1997, are incorporated by reference into Part III.

                  FORM 10-K CROSS REFERENCE INDEX

                                                                     Page

PART I
Item 1    Business.................................................   3
Item 2    Properties...............................................   7
Item 3    Legal Proceedings........................................   7
Item 4    Submission of Matters to a Vote of Security Holders......   7


PART II
Item 5    Market for Registrant's Common Equity
              and Related Stockholder Matters.....................    8
Item 6    Selected Financial Data.................................    9
Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................    9
Item 8    Financial Statements and Supplementary Data.............    9
Item 9    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures................    9


PART III
Item 10   Directors and Executive Officers of the Registrant......   10
Item 11   Executive Compensation..................................   10
Item 12   Security Ownership of Certain Beneficial Owners
              and Management......................................   10
Item 13   Certain Relationships and Related Transactions..........   10


PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K............................................   11

                                        PART I

ITEM 1.  BUSINESS OF THE COMPANY

FIRST PLACE FINANCIAL CORPORATION

   First Place Financial Corporation, ("First Place" or the "Company"), a New Mexico corporation, is a multi-bank holding company located in Farmington, New Mexico. First Place is engaged in the commercial banking business through its wholly-owned subsidiaries First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks").

   On August 30, 1995, First Place acquired 100 percent of the outstanding stock of WBG for cash and stock valued at $3,819,577 in the aggregate. WBG's total assets on the date of acquisition were $31.0 million. The transaction was accounted for using the purchase method of accounting; therefore, WBG's results of operations are included from the date of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition, and the excess of cost over fair value of net assets acquired is amortized on the straight-line basis over 15 years.

   The following table is a summary level consolidating balance sheet at December 31, 1996 (in thousands):

                                           PARENT      FNBF        BNBD        WBG         ADJ     CONSOLIDATED
                                           ------      ----        ----        ---         ---     ------------
Investments                                $  ---    $213,034    $ 21,527    $10,126    $   ---      $244,687
Loans                                         ---     351,304      91,332     25,552        ---       468,188
Other earning assets                          ---      10,214       5,612      3,880      (9,480)      10,226
                                           -------   --------    --------    -------    --------     --------
  Total earning assets                        ---     574,552     118,471     39,558      (9,480)     723,101

Allowance for loan losses                     ---      (6,744)     (1,732)      (457)       ---        (8,933)
Other assets                                66,266     68,547      13,092      6,023     (67,486)      86,442
                                           -------   --------    --------    -------    --------     --------
  Total Assets                             $66,266   $636,355    $129,831    $45,124    $(76,966)    $800,610
                                           -------   --------    --------    -------    --------     --------
                                           -------   --------    --------    -------    --------     --------

Total deposits                             $  ---    $450,922    $100,598    $40,918    $ (4,545)    $587,893
Other borrowed funds                          ---     130,838      15,186       ---       (9,480)     136,544
                                           -------   --------    --------    -------    --------     --------
  Total deposits and borrowed funds           ---     581,760     115,784     40,918     (14,025)     724,437

Other liabilities                            1,506      7,550       2,120        255         (18)      11,413
                                           -------   --------    --------    -------    --------     --------
  Total liabilities                          1,506    589,310     117,904     41,173     (14,043)     735,850

Stockholders' equity                        64,760     47,045      11,927      3,951     (62,923)      64,760
                                           -------   --------    --------    -------    --------     --------

  Total Liabilities and Stockholders'
   Equity                                  $66,266   $636,355    $129,831    $45,124    $(76,966)    $800,610
                                           -------   --------    --------    -------    --------     --------
                                           -------   --------    --------    -------    --------     --------

   Each of the Subsidiary Banks engage in general commercial banking business primarily within its respective delineated market area. The majority of the Subsidiary Banks' loans are direct loans to individuals and businesses in their service areas. Similarly, most of the Subsidiary Banks' deposits are attracted from individuals and businesses in their respective areas.

   The Subsidiary Banks rely substantially upon local promotional activity, personal contact by their officers, directors, employees and stockholders, personalized service, and their reputation in their respective communities to compete with other financial institutions.

   The Bank Holding Company Act of 1956, as amended, limits the activities which may be engaged in by First Place and its subsidiaries to certain specific activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. First Place has no non-bank subsidiaries and currently engages in no other activities permited under the Bank Holding Company Act.

FIRST NATIONAL BANK OF FARMINGTON

   FNBF is a national banking association chartered under the laws of the United States. FNBF conducts a commercial banking and trust business in Farmington, New Mexico, and the surrounding communities of San Juan County, New Mexico. FNBF operates at eight branch locations and operates ten automated teller machines, five of which are located on branch premises. In addition, during the last three years, FNBF has developed a significant correspondent banking business which has extended its lending area throughout New Mexico and southwest Colorado. Of the $42 million increase in FNBF's net loans outstanding during 1996, approximately 70% was to out-of-area borrowers.

   FNBF has also developed a significant check clearing business with these correspondents. In order to meet the growing demand for this business, FNBF opened a check processing center in Albuquerque in June 1996. As the largest New Mexico bank not owned by an out-of-state bank holding company, FNBF has become the primary upstream correspondent for many of the state's independent banks.

   As the bank with the largest total assets in San Juan County, FNBF emphasizes loans to small businesses and consumers, including 15-year, fixed-rate mortgage loans. FNBF seeks to have branch facilities strategically located throughout the county, including one branch on the Navajo Nation.
The branches in Aztec, Bloomfield, and Shiprock have lending officers. FNBF also offers trust services, including corporate and personal trusts as well as cash management services and correspondent banking services to other financial institutions.

COMPETITION

  The primary competitors of FNBF are Citizens Bank, Sunwest Bank, and Animas Credit Union, each of which has its main office in Farmington, New Mexico. Bank of America (Albuquerque), Bank of the Southwest (Truth or Consequences), and Centennial Savings Bank FSB (Durango, Colorado) have branches in Farmington. Some of these competitors have other branches, and operate automated teller machines in Farmington and San Juan County. At June 30, 1996, FNBF held approximately 58% of total commercial bank deposits in San Juan County.

BURNS NATIONAL BANK OF DURANGO

   BNBD is a national banking association chartered under the laws of the United States. BNBD conducts a commercial banking and trust business in Durango and the surrounding communities of La Plata County, Colorado. BNBD operates at three branch locations and also operates six automated teller machines one of which is in neighboring Montezuma County.

   As the second largest commercial bank in Durango, BNBD offers all types of loans but specializes in real estate lending, particularly interim construction loans.

COMPETITION

   The primary competitors of BNBD are the First National Bank of Durango, Norwest Bank of Durango, Centennial Savings Bank FSB, and Bank of Durango. Bank of the Southwest (Pagosa Springs) also has a branch in Durango. At June 30, 1996, BNBD held approximately 24% of total commercial bank deposits in La Plata County.

WESTERN BANK GALLUP

   WBG is a state bank chartered under the laws of the State of New Mexico. WBG was incorporated in 1973 under the name Citizens Bank of Gallup, and the name was changed to Western Bank in 1980. WBG conducts a commercial banking business from one location in Gallup, serving the surrounding community of McKinley County, New Mexico. WBG operates two automated teller machines.

   WBG concentrates its lending activities in three principal areas: commercial loans, real estate loans, and installment loans, with commercial real estate and residential real estate loans making up approximately 64% of WBG's loan portfolio.

COMPETITION

   WBG's primary competitors are Sunwest Bank of Gallup, Norwest Bank of Gallup, and Gallup Federal Savings and Loan Association. Bank of America (Albuquerque) also has a branch in Gallup. At June 30, 1996, WBG held approximately 14% of commercial bank deposits in McKinley County.

EMPLOYEES AND EMPLOYEE BENEFITS

  First Place currently employs approximately 310 full-time equivalent people. First Place provides a defined benefit pension plan as well as a profit sharing plan with 401(k) provisions to its employees. First Place also provides its employees with group medical, dental, life, and long-term disability insurance.

SUPERVISION AND REGULATION

GENERAL

   First Place, as a bank holding company, is subject to the supervision of the Federal Reserve Board ("FRB"). First Place is required to obtain the approval of the FRB before acquiring all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, it would own or control more than 5 percent of the voting shares of such bank. The Bank Holding Company Act also provides that no application for approval by First Place to acquire any voting shares of interest in, or all or substantially all of the assets of, a bank located outside the State of New Mexico will be approved unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

   The Bank Holding Company Act requires First Place to file reports with the FRB and provide additional information requested by the FRB. The FRB also has the authority to examine First Place and each of the Subsidiary Banks with the cost thereof to be borne by First Place, and possesses cease and desist powers over them if their actions represent unsafe or unsound practices. Particularly important in the FRB's evaluation of a bank holding company is its ability to satisfy the FRB's capital adequacy guidelines.

   First Place, and any subsidiary which it may acquire or organize, is deemed to be an affiliate of the Subsidiary Banks within the meaning set forth in the Federal Reserve Act and therefore is subject to certain restrictions which limit the extent to which any of the Subsidiary Banks can supply funds to it. First Place is also subject to restrictions on the underwriting and the public sale and distribution of securities, and is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

   The Federal Reserve Act limits the loans and advances that banks may make to their affiliates. For purposes of the Federal Reserve Act, the Company is an affiliate of the Subsidiary Banks. The Subsidiary Banks may not make any loans, extensions of credit, or advances to the Company if the aggregate amount of such loans, extensions of credit, advances, and any repurchase agreements and investments exceed 10% of the capital stock and surplus of the Subsidiary Banks. Any such permitted loan or advance by the Subsidiary Banks must be secured by collateral of a type and value set forth in the Act.

THE SUBSIDIARY BANKS

   Two of the Subsidiary Banks, FNBF and BNBD, are national banks organized under the laws of the United States. As national banks, they are subject to regulation, supervision, and regular examination by the Office of the Comptroller of the Currency ("OCC"). The third subsidiary bank, WBG, is a state chartered bank and is therefore subject to federal and state statutes applicable to banks chartered under the banking laws of New Mexico. The bank's operations are also subject to the regulations of the FRB. All of the Company's Subsidiary Banks are insured and are therefore subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the FDIC is the primary federal supervisory authority for WBG.

ITEM 2. PROPERTIES

   First Place has its principal office at 100 East Broadway, Farmington, New Mexico 87401, which is owned and occupied principally by FNBF. FNBF also owns six branches and a motor bank and leases five stand-alone ATM facilities in Farmington and surrounding communities. The WBG and BNBD main office buildings are owned. BNBD owns a motor bank and leases a branch office and four stand-alone ATM facilities in Durango and surrounding communities. WBG owns one stand-alone ATM and leases one stand-alone ATM.

ITEM 3. LEGAL PROCEEDINGS

   First Place and the Subsidiary Banks are not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, before any court, administrative agency, or other tribunal, nor is First Place aware of any such proceedings threatened against it. The Company believes that none of this litigation, individually or in the aggregate, will be material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to the vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   Effective September, 1996, the common stock of First Place is quoted on the NASDAQ Bulletin Board under the symbol "FPLF". The NASDAQ Bulletin Board is only a quotation service and is not a part of the NASDAQ over-the-counter market. Stockholders can obtain quotes on the Company's stock by contacting a stockbroker. Prior to September, 1996, the common stock was not traded on any exchange, nor were there any active market makers in the stock or any other established public trading market for the stock. However, First Place maintained an informal market for its stock and, during the relevant period, stood ready to purchase as treasury stock shares offered at the prices listed for 1995 and the first three quarters of 1996 in the following table:


                               PRICE OF COMMON STOCK

                                        1996           1995
                                       ------         ------
         First Quarter                 $42.27         $37.00
         Second Quarter                $43.79         $38.33
         Third Quarter                 $45.05         $39.33
         Fourth Quarter          $50.00-56.00*        $40.33

*Range of sales price obtained from an information service.


   The holders of common stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available. Under New Mexico General Corporation Law, a corporation may make a distribution to its stockholders if the corporation's retained earnings equal at least the amount of the proposed distribution.

   First Place, as the sole stockholder of its three Subsidiary Banks, is entitled to the dividends when and as declared by the Subsidiary Banks' respective Boards of Directors, out of funds legally available. As national banks, FNBF and BNBD are subject to the dividend restrictions contained in 12 U.S.C. 60 which provides generally that a national bank may make quarterly distributions provided they do not exceed the lesser of: (1) the bank's retained earnings, or (2) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its stockholders during such period. The OCC may order a national bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. Under New Mexico law, WBG, as a state chartered bank, may only pay dividends if such dividends do not impair capital and surplus or other reserves required under New Mexico banking law. The following table summarizes dividends declared for 1996 and 1995:

                       DIVIDENDS DECLARED PER SHARE

                                                               Increase
                                   1996           1995        (Decrease)
                                   ----           ----        ----------
    First Quarter                $0.3167        $0.2500       $ 0.0667
    Second Quarter                0.3200         0.2500         0.0700
    Third Quarter                 0.3200         0.2833         0.0367
    Fourth Quarter                0.3200         0.2833         0.0367
    Special Fourth Quarter        0.3600         0.3667        (0.0067)
                                 -------        -------       ---------
                                 $1.6367        $1.4333       $ 0.2034
                                 -------        -------       ---------
                                 -------        -------       ---------

   As of March 5, 1997, there were approximately 628 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data begins on page 14 in the Appendix.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis is presented beginning on page 13 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company and its subsidiaries begin on page 33 in the Appendix. The reports of the Company's independent certified public accountants on the consolidated financial statements are presented on pages 59 and 60 in the Appendix.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 23, 1997 under the caption "Management of the Company," which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 23, 1997 under the caption "Compensation of Management," which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 23, 1997 under the caption "Principal Shareholders," which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

   See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 23, 1997 under the caption "Certain Transactions By And With Management and Others," which is incorporated herein by this reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8K

  (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

      (1) Index to Financial Statements: A list of the consolidated financial statements of the Registrant is incorporated herein at Item 8 of this Report.

      (2) Financial Statement Schedules: All schedules have been omitted because they are not required, do not apply, or the information is set forth either in Management's Discussion and Analysis of Financial Condition and Results of Operations, or are in the financial statements or notes thereto.

  (b) Reports on Form 8-K

      First Place filed the folowing reports on Form 8-K during the last quarter of 1996:

      (1) Report dated November 8, 1996, regarding the Company's financial results for the third quarter and for the nine months ending September 30, 1996.

      (2) Report dated December 23, 1996, regarding the Company's regular quarterly dividend and special dividend.

  (c) Exhibits

      3(i)   First Place Articles of Incorporation*

      3(ii)  First Place By-Laws*

      21 Subsidiaries of First Place - see Item 1, Part I under the caption "Business of the Company."

      23.1 Consent of KPMG Peat Marwick LLP re: incorporation by reference into the previously filed registration statement on Form S-8 and this Form 10-K.

      23.2 Consent of Chandler & Company LLP re: incorporation by reference into the previously filed registration statement on Form S-8 and this Form 10-K.

      27     Financial Data Schedule.

* Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-4 filed with the
  Commission on April 18, 1995, SEC Registration No. 33-91310.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

First Place Financial Corporation
(Registrant)

By: /s/ Richard I. Ledbetter
        -------------------------------------
        Richard I. Ledbetter
        Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /s/ James D. Rose
        -------------------------------------
        James D. Rose
        President and Chief Operating Officer
        (Principal Financial Officer and Principal Accounting Officer)


    /s/  Marlo L. Webb                    Chairman of the Board
    --------------------------------
         Marlo L. Webb

     /s/ Robert S. Culpepper              Vice-Chairman of the Board
    --------------------------------
         Robert S. Culpepper

    /s/  Tom Bolack                       Director
    --------------------------------
         Tom Bolack

    /s/  Ben Heikkinen                    Director
    --------------------------------
         Ben Heikkinen

    /s/  Richard I. Ledbetter             Director
    --------------------------------
         Richard I. Ledbetter

    /s/  J. Gregory Merrion               Director
    --------------------------------
         J. Gregory Merrion

    /s/  Jack M. Morgan                   Director
    --------------------------------
         Jack M. Morgan

    /s/  Roy L. Owen                      Director
    --------------------------------
         Roy L. Owen

    /s/  James D. Rose                    Director
    --------------------------------
         James D. Rose

    /s/  Thomas C. Taylor                 Director
    --------------------------------
         Thomas C. Taylor

                                   APPENDIX


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review represents management's discussion and analysis of financial condition and results of operations for First Place Financial Corporation ("First Place") and its three subsidiaries (the "Subsidary Banks"): First National Bank of Farmington ("FNBF"), Burn National Bank of Durango ("BNBD"), and Western Bank Gallup ("WBG") (collectively, the "Company") on a consolidated basis. This review should be read in conjunction with the consolidated financial statements and related notes. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company.

                                   CONTENTS

                                                               Page
                                                               ----
Financial Review . . . . . . . . . . . . . . . . . . . . . .    13

Financial Statements . . . . . . . . . . . . . . . . . . . .    33

Independent Auditors' Reports. . . . . . . . . . . . . . . .    59


(A) RESULTS OF OPERATIONS

OVERVIEW

   The Company reported record net income of $9,810,000 in 1996, an increase of 11.9% over earnings of $8,766,000 in 1995. Net income in 1996 included $163,000 reported by WBG compared to a loss of $52,000 for the period of August 30, 1995 through December 31, 1995 included in 1995 net income. 1995 earnings were 9.3% higher than the $8,017,000 earned in 1994. Net income per common share was $4.56 in 1996, compared to $4.27 in 1995 and $3.98 in 1994. Net income per share increased 6.8% from 1995 to 1996 and 7.3% from 1994 to 1995. Return on average equity was 15.9% in 1996 compared to 17.3% and 18.1% in 1995 and 1994, respectively. 1996's record earnings reflect the continued strong loan growth trends.

   During 1996, assets of the Company grew $109,815,000, to $800,610,000, a 15.9% increase over the $690,795,000 recorded in 1995. Primarily as the result of the Company's continued growth in its correspondent bank call program, gross loans (net of unearned discount) increased $63,508,000, or 15.7%, in 1996 compared to an increase of $83,020,000, or 25.8%, in 1995.

                                   TABLE ONE
                              FIVE YEAR SUMMARY
            (dollars in thousands, except earnings per share data)

                                                       Year Ended December 31,

                                           1996       1995       1994       1993        1992
                                           ----       ----       ----       ----        ----
Interest Income:
  Loans, including fees                  $ 43,102   $ 36,037   $ 27,079   $ 21,954   $ 20,120
  Taxable securities                       10,050      9,849      9,833     10,008     11,543
  Tax-exempt securities                     2,699      2,828      1,912        929        961
  Interest-bearing deposits                   715        174        671        498        353
  Federal funds sold                          201        385        284        472      1,126
                                         --------   --------   --------   --------   --------
    Total interest income                  56,767     49,273     39,779     33,861     34,103
                                         --------   --------   --------   --------   --------

Interest Expense:
  Time deposits of $100,000 and over        9,649      7,582      4,154      3,700      4,001
  Other deposits                           12,796     10,253      8,067      7,120      8,588
  Short-term borrowings                     3,224      4,053      2,117      1,136      1,538
  Other borrowings                          2,484      2,086      2,062      1,132        498
                                         --------   --------   --------   --------   --------
    Total interest expense                 28,153     23,974     16,400     13,088     14,625
                                         --------   --------   --------   --------   --------

Net interest income                        28,614     25,299     23,379     20,773     19,478

Provision for loan losses                   1,155        837         58        859      1,259
                                         --------   --------   --------   --------   --------
Net interest income after
  provision for loan losses                27,459     24,462     23,321     19,914     18,219
                                         --------   --------   --------   --------   --------

Other Income:
  Service charges on deposit accounts       2,573      2,594      2,484      2,560      2,247
  Other service charges and fees            1,666      1,580      1,373        686      1,103
  Investment securities gains (losses)       (82)        ---      (395)        401         19
  Other operating income                      645        862        852      2,175      1,008
                                         --------   --------   --------   --------   --------
    Total other income                      4,802      5,036      4,314      5,822      4,377
                                         --------   --------   --------   --------   --------

Other Expenses:
  Salaries and employee benefits           10,040      9,114      8,648      7,522      7,061
  Occupancy expenses, net                   2,145      1,522      1,606      1,524      1,334
  Other operating expenses                  6,438      6,225      5,545      5,690      5,962
                                         --------   --------   --------   --------   --------
    Total other expenses                   18,623     16,861     15,799     14,736     14,357
                                         --------   --------   --------   --------   --------

Income before income taxes                 13,638     12,637     11,836     11,000      8,239
Income taxes                                3,828      3,871      3,819      3,870      2,565
                                         --------   --------   --------   --------   --------

Net Income                               $  9,810   $  8,766   $  8,017   $  7,130   $  5,674
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------

Net Income Per Share                        $4.56      $4.27      $3.98      $3.55      $2.83
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------

Dividends Declared Per Share                $1.64      $1.43      $1.23      $1.03      $0.87
                                         --------   --------   --------   --------   --------
                                         --------   --------   --------   --------   --------

Selected statement of condition
 information:
  Total assets at December 31            $800,610    $690,795  $616,934   $538,884   $491,958

  Long-term debt at December 31            38,492      30,572    29,755     22,832     16,597

NET INTEREST INCOME

   The largest component of the Company's operating income is net interest income. Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to compute yields on tax-exempt assets as if such income was fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. Net interest income, on a tax-equivalent basis, expressed as a percentage of average earning assets, was 4.47% in 1996, 4.58% in 1995, and 4.78% in 1994. Tax-equivalent net interest income was $30,287,000 in 1996, or 11.9% greater than the $27,062,000 recorded in 1995. Tax-equivalent net interest income in 1995 was 10.2% greater than the $24,564,000 recorded in 1994. WBG's 1996 net interest income was $1,429,000 compared to $412,000 in 1995. This trend is attributable to the overall growth of earning assets. Average loans to total earning assets of 64.6% in 1996 and 60.9% in 1995 was the primary contributor to this trend.

INTEREST INCOME

   Total actual interest earned on earning assets in 1996 was $56,767,000 compared to $49,273,000 in 1995 and $39,779,000 in 1994. The 15.2% increase from 1995 to 1996 was primarily the result of the higher loan volumes recorded in 1996. WBG's 1996 interest earned was $2,576,000 compared to 1995 reported interest income of $739,000. During 1996, the Company's principal sources of interest income were from the funds it invests in loans, securities, federal funds sold, and interest-bearing deposits held in other financial institutions.

   LOANS - In 1996, the average balance of loans outstanding was $437,439,000, 21.7% greater than the average of $359,502,000 in 1995.
Average loans in 1995 were 25.7% higher than the $285,994,000 average recorded in 1994. Loans, as a percent of average earning assets, were 64.6% in 1996 compared to 60.9% in 1995 and 55.7% in 1994. The higher loan volumes in 1996 resulted in a $7,668,000 increase in tax-equivalent interest income. The average yield on loans was 9.85% in 1996 compared to 10.02% in 1995 and 9.47% in 1994. The decrease in yield on loans resulted in a decrease of $603,000 to tax-equivalent interest income. These two factors netted together resulted in an increase in interest income of $7,065,000 in 1996. WBG's loans accounted for $1,588,000 of this increase.

   In 1996, the Company had $1,702,000 in non-accrual loans compared to $3,517,000 in 1995 and $140,000 in 1994. The reduction of non-accrual loans from 1995 was primarily the result of the foreclosure of real estate collateral which is reported in Other Real Estate Owned for 1996.

   INVESTMENT PORTFOLIO - Interest on taxable investment securities increased by $201,000 in 1996 compared to a $16,000 tax-equivalent increase in 1995. The increase in 1996 was primarily the result of a 1.3% increase in the average investment in such securities primarily due to the acquisition of WBG.

   Securities issued by the U.S. treasury and U.S. government agencies comprised 42.6% of the total investment portfolio and 57.2% of the taxable securities at December 31, 1996. These securities were 41.8% and 44.3%, respectively, in 1995 and 1994 of the total investment portfolio.

   Securities exempt from federal income tax comprised 25.5% of the investment portfolio in 1996 compared to 25.1% in 1995 and 23.5% in 1994. Interest in 1996 on tax-exempt securities, on a tax-equivalent basis, of $4,372,000 was a decrease of $219,000 from the $4,591,000 reported in 1995. Interest, on a tax-equivalent basis, on tax-exempt securities in 1995 was 48.2% greater than the $3,097,000 recorded in 1994.

   INTEREST-BEARING DEPOSITS - Average interest-bearing deposits, consisting primarily of funds on deposit with the Federal Home Loan Bank of Dallas, increased by $11,006,000 during 1996. This increase was due to management's desire to maintain liquidity for loan growth and as an accommodation to our correspondents. The Company will purchase federal funds from the correspondents and invest these dollars in interest-bearing deposits. Higher balances of interest- bearing deposits resulted in an increase of $563,000 in tax-equivalent interest income while lower rates earned in 1996 resulted in a decrease of $22,000. These two factors resulted in a net increase in tax-equivalent interest income of $541,000 in 1996.

   FEDERAL FUNDS SOLD - Average federal funds sold decreased $2,998,000, or 45.2%, in 1996 compared to 1995. Average federal funds sold in 1995 declined $1,242,000, or 15.8%, compared to 1994. The average yield decreased to 5.51% in 1996 compared to 5.80% in 1995. The average yield was 3.60% in 1994. The lower rates earned on federal funds sold in 1996 resulted in a decrease of $18,000 in tax-equivalent interest income and lower balances resulted in a decrease in tax-equivalent interest income of $166,000.

INTEREST EXPENSE

   Total interest expense on interest-bearing liabilities was $28,153,000 in 1996, a 17.4% increase over the $23,974,000 recorded in 1995. Included in 1996 was $1,147,000 for WBG compared to $327,000 reported in 1995 for WBG. Total interest expense in 1995 was 46.2% greater than the $16,400,000 recorded in 1994. Increased volume of interest-bearing liabilities was responsible for $4,241,000 of the increased interest expense in 1996 compared to 1995, while lower rates reduced interest expense by $62,000.

   DEPOSITS - The Company's interest-bearing deposits are of three basic types: interest-bearing demand accounts, which may be subject to a waiting period before withdrawal, but are usually withdrawn on demand by the presentment of checks; savings accounts, which may be subject to a waiting period or other limitations before withdrawal, but are normally withdrawn on demand; and time deposits, which are accepted by the Company for specific periods of time and are subject to interest penalities if withdrawn prematurely.

   The average balance of interest-bearing demand deposits was $80,703,000 in 1996, 20.2% greater than the $67,160,000 in 1995. Interest-bearing demand deposits increased primarily as the result of the introduction of a new "All-In-One" checking account at the FNBF in September, 1996. The new account pays interest on all balances maintained in the account. This account replaced the bank's regular noninterest-bearing accounts and, therefore, necessitated the transfer of noninterest-bearing deposits to interest-bearing deposits at the time of conversion. Average balances in 1995 were 15.7% greater than 1994. The average rate paid by the Company on these deposits was 3.09% in 1996 compared to 2.60% in 1995 and 2.12% in 1994. The higher rates paid on interest-bearing demand deposits in 1996 resulted in a $362,000 increase in interest expense while the higher volumes of such deposits increased interest expense by $386,000. WBG's 1996 interest expense was $121,000 greater than its 1995 reported expense. Average interest-bearing demand accounts were 14.3% of total average deposits in 1996 and 1995 and 13.6% in 1994.

   Savings deposits averaged $108,610,000 in 1996, a 9.8% increase over the $98,906,000 recorded in 1995. Average savings deposits in 1995 were 8.6% lower than 1994. The average rate paid on savings accounts in 1996 was 3.44% compared to 3.56% and 2.82% in 1995 and 1994, respectively. The lower rates paid on savings accounts in 1996 resulted in a decrease of $110,000 in interest expense, while higher volumes resulted in an increase in interest expense of $329,000. Savings deposits averaged 19.3% of total average deposits in 1996 compared to 21.0% in 1995 and 25.4% in 1994.

   Time deposits averaged $278,346,000 in 1996, an increase of 29.1% over the $215,610,000 recorded in 1995. This increase was primarily due to the increased sales of the Company's two-year prime rate certificate of deposit and the inclusion of a full year of WBG's balances. Average time deposits in 1995 were 25.7% greater than the $171,521,000 recorded in 1994. Interest paid on time deposits in 1996 increased by $3,643,000 over 1995 primarily as a result of higher volumes of such deposits. WBG accounted for $605,000 of this increase. Average time deposits in 1996 comprised 49.4% of total average deposits compared to 45.8% in 1995 and 40.2% in 1994.

  Average noninterest-bearing deposits were $95,518,000 in 1996 compared to $89,252,000 in 1995 and $88,912,000 in 1994 and decreased to 17.0% of average total deposits in 1996 from 19.0% in 1995 and 20.8% in 1994.

  SHORT-TERM BORROWINGS - Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and generally mature one to seven days following the date of sale. Short-term borrowings averaged $63,959,000 in 1996, an 11.4% decrease compared to the $72,189,000 recorded in 1995. Short-term borrowings increased $19,012,000, or 35.8%, in 1995 compared to 1994. The average rate paid was 5.04% in 1996 compared to 5.61% in 1995 and 3.98% in 1994. The lower volume in 1996 accounted for $455,000 of the decrease in interest expense compared to 1995 and lower rates accounted for $374,000 of the total $829,000 decrease in interest expense.

  LONG-TERM DEBT - The Company's long-term debt consists of advances from the Federal Home Loan Bank in Dallas to match-fund 15-year fixed rate mortgages. At December 31, 1996, the Company had an average of $32,418,000 of such advances compared to $32,064,000 and $30,373,000 in 1995 and 1994, respectively. The average rates paid during 1996, 1995, and 1994 were 5.85%, 5.79%, and 5.77%, respectively. The total amount of interest paid on these advances in 1996 was $1,896,000 compared to $1,858,000 in 1995 and $1,754,000 in 1994.

 OTHER NOTES PAYABLE - Other Notes Payable consists primarily of the "current" portion of the Federal Home Loan Bank of Dallas advances and treasury tax and loan note balances. In 1996, the Company had an average of $10,712,000 in other notes payable compared to $5,000,000 in 1995 and $4,945,000 in 1994. The average rate paid in 1996 was 5.49% compared to 4.56% in 1995 and 6.23% in 1994. The total amount of interest paid on other notes payable was $588,000 in 1996 compared to $228,000 in 1995 and $308,000 in 1994. The higher volume in 1996 resulted in an increase of $306,000 in interest expense and the increase in the interest rates resulted in an increase of $54,000 in interest expense.

  Table Two-Average Balance Sheets, Net Interest Income Yields and Rates, and Table Three-Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. Table Two provides an analysis of change in net interest margin on earning assets setting forth average assets, liabilities, and stockholders' equity; tax-equivalent interest income and interest expense, average yields and rates, and the net interest margin on earning assets. Table Three presents an analysis of volume and rate changes on interest income and expenses.

                                           TABLE TWO
                  AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES
                           Tax-equivalent basis (dollars in thousands)

                                              1996                              1995                           1994
                                ---------------------------------  --------------------------------  ------------------------------
                                               Tax                                Tax                            Tax
                                Average    Equivalent   Average    Average    Equivalent  Average    Average  Equivalent  Average
                                Balance     Interest   Yield/Rate  Balance    Interest   Yield/Rate  Balance   Interest  Yield/Rate
                               ---------   ---------   ----------  --------   ---------  ----------  --------  --------   ---------
Assets:

Loans                           $437,439    $43,102       9.85%    $359,502     $36,037    10.02%   $285,994   $27,079    9.47%
Taxable securities               167,005     10,050       6.02      164,815       9,849     5.98     159,641     9,833    6.16
Tax-exempt securities             55,017      4,372       7.95       56,715       4,591     8.10      42,260     3,097    7.33
Interest-bearing deposits         13,866        715       5.16        2,860         174     6.08      17,627       671    3.81
Federal funds sold                 3,642        201       5.51        6,640         385     5.80       7,882       284    3.60
                                --------    -------                 -------     -------             --------   -------
  Total interest-earning
     assets                      676,969     58,440       8.63      590,532      51,036     8.64     513,404    40,964    7.98

Cash and due from banks           40,120                             31,921                           29,468
Premises and equipment            13,942                              7,938                            6,302
Other assets, net                 17,892                             14,528                           21,315
Allowance for loan losses         (8,782)                            (8,180)                          (7,215)
                                --------                           --------                         --------

Total Assets                    $740,141                           $636,739                         $563,274
                                --------                           --------                         --------
                                --------                           --------                         --------


Liabilities and Stockholders'
  Equity:

Interest-bearing demand         $ 80,703      2,491        3.09    $ 67,160      1,743      2.60    $ 58,051     1,228    2.12
Savings deposits                 108,610      3,740        3.44      98,906      3,521      3.56     108,193     3,052    2.82
Time deposits                    278,346     16,214        5.83     215,610     12,571      5.83     171,521     7,941    4.63
Federal funds purchased           11,551        612        5.30      15,934        974      6.11       4,083       147    3.60
Repurchase agreements             52,408      2,612        4.98      56,255      3,079      5.47      49,094     1,970    4.01
Long-term debt                    32,418      1,896        5.85      32,064      1,858      5.79      30,373     1,754    5.77
Other notes payable               10,712        588        5.49       5,000        228      4.56       4,945       308    6.23
                                --------    -------                --------     ------              --------   -------
  Total interest-bearing
    liabilities                  574,748     28,153        4.90     490,929     23,974      4.88     426,260    16,400    3.85

Noninterest-bearing demand        95,518                             89,252                           88,912
Other liabilities                  8,158                              5,869                            3,675
Stockholders' equity              61,717                             50,689                           44,427
                                --------                           --------                         --------
Total Liabilities and
Stockholders' Equity            $740,141                           $636,739                         $563,274
                                --------                           --------                         --------
                                --------                           --------                         --------

Interest income/earning assets                             8.63                             8.64                          7.98
Interest expense/earning asset                             4.16                             4.06                          3.20
                                                           ----                             ----                          ----

Net interest margin                            30,287      4.47%                27,062      4.58%              24,564     4.78%
                                                           ----                             ----                          ----
                                                           ----                             ----                          ----
Less FTE adjustment                             1,673                            1,763                          1,185
                                              -------                          -------                        -------

Net Interest Income                           $28,614                          $25,299                        $23,379
                                              -------                          -------                        -------
                                              -------                          -------                        -------

Notes:
Average balances are computed principally on the basis of daily averages. Non-accrual loans are included in loans.
Interest income on loans includes fees on loans (in thousands) of $1,556 in
 1996; $1,282 in 1995; and $1,218 in 1994.
Interest income is stated on a fully taxable equivalent basis (FTE).
 The rate used for this adjustment was approximately 38%.
Net interest margin is computed by dividing net interest income by average earning assets.

                                TABLE THREE
    ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES
                 Tax-equivalent basis (dollars in thousands)

                                     1996 over 1995                  1995 over 1994
                                 --------------------------     ---------------------------
                                 Average   Average    Net       Average  Average      Net
                                  Volume     Rate    Change     Volume     Rate      Change
                                  ------    -----    ------     -------    ----      ------
Increase (decrease) in
 interest income:

  Loans                           $7,668    $(603)   $7,065     $ 7,293   $1,665    $ 8,958
  Taxable securities                 132       69       201         200     (184)        16
  Tax-exempt securities             (135)     (84)     (219)      1,145      349      1,494
  Interest-bearing deposits          563      (22)      541      (1,738)   1,241       (497)
  Federal funds sold                (166)     (18)     (184)        (35)     136        101
                                  ------    -----    ------     -------   ------    -------
     Total                         8,062     (658)    7,404       6,865    3,207     10,072
                                  ------    -----    ------     -------   ------    -------

Increase (decrease) in
 interest expense:

  Interest-bearing demand            386      362       748         211      304        515
  Savings deposits                   329     (110)      219        (229)     698        469
  Time deposits                    3,654      (11)    3,643       2,305    2,325      4,630
  Federal funds purchased           (252)    (110)     (362)        667      160        827
  Repurchase agreements             (203)    (264)     (467)        317      792      1,109
  Long-term debt                      21       17        38          98        6        104
  Other notes payable                306       54       360           3      (83)       (80)
                                  ------    -----    ------     -------   ------    -------
     Total                         4,241      (62)    4,179       3,372    4,202      7,574
                                  ------    -----    ------     -------   ------    -------

Increase (decrease) in
 net interest income              $3,821    $(596)   $3,225     $3,493   $ (995)    $ 2,498
                                  ------    -----    ------     -------   ------    -------
                                  ------    -----    ------     -------   ------    -------

Notes:

Non-accrual loans are included in loans. Interest income on loans includes fees on loans (in thousands) of $1,556 in 1996; $1,282 in 1995 and $1,218 in 1994. Interest income is stated on a fully taxable equivalent basis. The rate used for this adjustment was approximately 38%. The rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".

PROVISION FOR LOAN LOSSES

   In 1996, the Company provided $1,155,000 for possible loan losses, which was $318,000 more than provided in 1995. The provision in 1995 was $837,000 compared to $58,000 in 1994. The Company received a large recovery in 1994. During 1996, the Company had net charge-offs of $810,000 compared to $137,000 in 1995. Gross charge-offs in 1996 were $1,805,000 compared to $852,000 in 1995. Consumer net charge-offs increased $468,000 primarily due to management's decision in 1996 to charge-off problem credits earlier in the delinquency cycle than in prior years and a rapid increase in indirect consumer loans during 1995. Based upon recent experience, Management estimates gross charge-offs for 1997 of $1,700,000, broken down as follows:
Commercial - $580,000; real estate - $120,000; and consumer $1,000,000.

OTHER INCOME

SERVICE CHARGES AND FEES AND OTHER INCOME

   Service charges on deposit accounts remained flat in 1996 at $2,573,000, compared to $2,594,000 in 1995. Included in 1996 and 1995 was $228,000 and $77,000, respectively, attributed to the WBG acquisition. Without the $151,000 increase due to the WBG acquisition, service charges on deposit accounts decreased $172,000 from 1995 to 1996. This decline was primarily the result of reductions in analysis service charges paid by commercial customers as well as reductions in checking account service charges from consumer accounts. The decline is service charges on consumer accounts can be attributed to a decline in the number of low balance accounts which generally incurred monthly service charges as well as the introduction in 1996 of the "All-In-One" checking account at FNBF which requires a lower minimum balance to avoid service charges. 1995 fees were up $110,000, or 4.4%, from 1994.

OTHER SERVICE CHARGES

   Other service charges increased in 1996 to $1,666,000 compared to $1,580,000 in 1995 primarily due to an increase in ATM interchange fees received. Other service charges in 1995 were 15.1% higher than the $1,373,000 recorded in 1994.

SECURITIES TRANSACTIONS

  During 1996, the Company incurred losses of $82,000 on the sale of investment securities. No such gains or losses were recorded in 1995. During 1994, the Company sold investment securities whose market value was $395,000 less than their recorded book value. The proceeds of these sales were reinvested in other securities which had higher yields and maturities more appropriate to the Company's asset/liability management plan. While the Company does not normally maintain a trading account in the securities market, in December 1994, it did transfer an investment security with a recorded book value of $994,000 and a market value of $861,000 into the trading account. A loss of $133,000 was reflected in Other Operating Expenses for 1994.

OTHER EXPENSES

SALARIES AND BENEFITS

  Salaries and benefits expense of $10,040,000 increased $926,000 in 1996, or 10.2% over the $9,114,000 recorded in 1995. 1995 salary and benefits expense was $466,000, or 5.4% higher than 1994. The increase in 1996 resulted from normal salary increases, a slightly higher level of full-time equivalent employees added to support asset growth, and the acquisition of WBG, which accounted for $420,000 of this increase. These increases were offset somewhat by a $122,000 decrease in pension expense.

OCCUPANCY EXPENSES

  Occupancy expense was $2,145,000 in 1996 compared to $1,522,000 in 1995 and $1,606,000 in 1994. The $623,000 increase in 1996 was primarily attributable to increased depreciation due to the new Main Office building for BNBD which was occupied in May, 1996 and increased depreciation at FNBF due to the Animas Valley Mall branch which was opened in October, 1995 and various purchases of bank and data processing equipment. Various repairs and maintenance expenses also increased. WBG's additional expense in 1996 was $145,000. The $84,000 reduction in expenses in 1995 was primarily the result of decreased building depreciation as a result of the tax-free exchange of the former BNBD's bank building, as well as reductions in building repairs and maintenance and an increase in rental income.

OTHER OPERATING EXPENSES

   Other operating expenses were $6,438,000 in 1996, a 3.4% increase over the $6,225,000 recorded in 1995. This increase was primarily in professional fees, up $384,000, marketing, up $169,000, and supplies, up $196,000, offset by decreases in FDIC and other regulatory fees of $482,000 and VISA expenses of $166,000. WBG's 1996 other operating expenses increased $458,000. Other operating expenses of $6,225,000 in 1995 were $680,000, or 12.3% greater than the $5,545,000 recorded in 1994. The acquisition of WBG accounted for $261,000 of the $680,000 increase in other operating expenses in 1995. While the Company benefitted from reduced FDIC insurance premiums in 1995, this reduction in expenses was offset by increases in directors' deferred income benefit expense, other loan expenses, advertising and promotion expenses, other professional fees, ATM and data processing hardware expenses, and check printing expenses.

PROVISION FOR TAXES

   The provision for income taxes was $3,828,000 in 1996 compared to $3,871,000 in 1995 and $3,819,000 in 1994. The effective tax rate on income was 28.1% in 1996 compared to 30.6% in 1995 and 32.3% in 1994. The decrease in the effective tax rate from 1995 to 1996 is primarily attributable to a low income housing credit of $161,000 and recognition of deferred tax credits.

RETURN ON AVERAGE ASSETS AND EQUITY

   The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):


                           TABLE FOUR
                PROFITABILITY AND EQUITY RATIOS


                                              1996      1995       1994
                                              ----      ----       -----

Return on assets                              1.33%      1.38%      1.42%
Return on stockholders' equity               15.90%     17.29%     18.05%
Stockholders' equity to assets                8.34%      7.96%      7.89%
Stockholders' dividend payout ratio          35.31%     33.94%     31.06%

   Return on assets in 1996 of 1.33% was down slightly from the 1.38% and 1.42% recorded in 1995 and 1994, respectively. Average assets increased $103,402,000 in 1996 compared to increases of $73,465,000 in 1995 and
$67,820,000 in 1994.

   Return on stockholders' equity declined 1.39 percentage points to 15.90% in 1996 from 17.29% in 1995 and 1995 return on stockholders' equity declined
 .76 percentage points from the 18.05% recorded in 1994. Average stockholders' equity as a percent of average total assets increased to 8.34% in 1996 compared to 7.96% and 7.89% in 1995 and 1994, respectively. The dividend payout ratio increased to 35.31% in 1996 compared to 33.94% in 1995 and 31.06% in 1994. Dividends declared per share in 1996 increased $.20, or 14.2%, to $1.64 per share compared to 1995.

(B)  BALANCE SHEET ANALYSIS

LOANS

   The Company concentrates its lending activities in five principal areas: commercial, commercial real estate, consumer, real estate residential and real estate construction loans. At December 31, 1996, these five categories were 21.9%, 34.6% 17.4%, 19.2% and 6.9%, respectively, of the Company's loan portfolio. This compares with 22.5%, 34.2%, 16.2%, 19.7% and 7.4%, respectively, at December 31, 1995. The interest rates charged for the loans made by the Company vary with the perceived degree of risk (both credit risk and interest rate risk), the size and maturity of the loans, the borrower's relationship with the Company, and the prevailing money market rates indicative of the Company's cost of funds.

   The majority of the Company's loans are direct loans made to individuals and businesses. The Company relies substantially on local promotional activity and personal contacts by officers, directors, and employees of the Subsidiary Banks to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose, a viable repayment source, and a plan of repayment established at inception and generally backed by a secondary source of repayment.

   Loan growth remained strong in 1996 with average loans as of December 31, 1996 of $437,439,000 compared to $359,502,000 in 1995 and $285,994,000 in
1994. The 21.7% increase in loans in 1996 was the result of the acquisition of WBG and internal growth. WBG contributed approximately $16,000,000 of the increase, while internal growth accounted for $61,937,000 compared to internal growth of $54,832,000 recorded in 1995. Average loan growth in 1995 and 1994 was 25.7% and 24.6%, respectively. Total loans at December 31, 1996 were $468,188,000, an increase of $63,508,000, or 15.7%, compared to December 31, 1995. Total loans at December 31, 1995 were $404,680,000, an increase of $83,020,000, as compared to 1994. Management does not anticipate that loans will continue to increase at this rate but does expect continued loan growth as the Company expands its correspondent banking business and continues its emphasis on lending in the Subsidiary Bank's primary service areas. Consumer loans, both direct and indirect, will continue to be emphasized and loans to low and moderate-income borrowers will remain a priority. Management anticipates real estate construction lending activity will increase in 1997. Management does not foresee any significant changes occurring in the loan mix in 1997.

                                  TABLE FIVE
                          LOAN PORTFOLIO COMPOSITE
                           (dollars in thousands)

At December 31:                                           1996           1995           1994           1993           1992
                                                        --------      ---------       --------       --------       --------
Commercial, financial and agricultural                  $102,610       $ 91,232       $ 63,955       $ 51,924       $ 51,881
Commercial real estate and real estate residential       252,064        218,033        186,460        141,008        112,784
Consumer                                                  81,495         65,597         53,910         51,733         42,404
Real estate construction                                  32,019         29,818         17,335          9,603          6,929
                                                        --------      ---------       --------       --------       --------
    Total loans                                         $468,188      $404,680        $321,660       $254,268       $213,998
                                                        --------      ---------       --------       --------       --------
                                                        --------      ---------       --------       --------       --------


NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

     Nonperforming loans as of December 31, 1996, were $2,309,000, or .49%, of total assets compared to $3,825,000, or .95%, of total assets at December 31, 1995. The decrease in nonperforming loans was primarily due to foreclosure of a large real estate loan in 1996. A portion of the foreclosed collateral is included as Other Real Estate Owned ("OREO") at December 31, 1996.

     Commercial and real estate loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal (unless in Management's opinion, the loan is well secured and in the process of collection), the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by loan review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. The reclassification of loans to nonaccrual status does not necessarily reflect Management's judgement as to whether they are collectible. Consumer loans generally are not placed on non-accrual status; they are classified substandard upon becoming 90 days past due and are charged off upon becoming 120 days past due.

     While interest income is not accrued on loans reclassified to nonaccrual status, interest income may be recognized on a cash basis if Management expects collection in full of principal and interest. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed.

     With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status, unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days.

     Delinquent real estate loans are not reclassified as OREO until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual and charged-off loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan, and collection lawsuits.

     The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated:

                                   TABLE SIX
                             NONPERFORMING ASSETS
                            (dollars in thousands)

At December 31:                                            1996        1995        1994       1993       1992
                                                          ------      ------      ------     ------     ------
Nonaccrual loans                                          $1,702      $3,517      $  140     $   37     $  135
Accruing loans past due 90 days or more                      256         308         143        194        157
Restructured loans (in compliance with modified terms)       351         ---         ---          3        264
                                                          ------      ------      ------     ------     ------

  Total nonperforming loans                                2,309       3,825         283        234        556

OREO and other foreclosed assets                           1,995         564         737      1,432      1,707
                                                          ------      ------      ------     ------     ------

  Total nonperforming assets                              $4,304      $4,389      $1,020     $1,666     $2,263
                                                          ------      ------      ------     ------     ------
                                                          ------      ------      ------     ------     ------
Ratios:
Nonperforming loans to total loans                         0.49%       0.95%       0.09%      0.09%      0.26%
Allowance for loan losses to nonperforming loans         386.87%     224.52%    2680.57%   2545.30%    982.37%
Nonperforming assets to total assets                       0.54%       0.64%       0.17%      0.31%      0.46%
Allowance for loan losses to nonperforming assets        207.55%     195.67%     743.73%    357.50%    241.36%

ALLOWANCE FOR LOAN LOSSES ACTIVITY

     In determining the adequacy of the loan loss allowance, Management relies primarily on its review of the loan portfolio, both to ascertain whether there are probable losses to be written off and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volume, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. The allowance for loan losses was 1.91% of total loans at December 31, 1996 compared to 2.12% at December 31, 1995.

     Management believes that the $8,933,000 allowance for loan losses at December 31, 1996, is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     The primary risk elements considered by Management with respect to consumer installment and residential real estate loans are lack of timely payment and the value of the collateral. The primary risk elements considered by Management with respect to its real estate construction loans are the financial condition of the borrower, fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Company's market areas, and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market areas, the sufficiency of collateral, timeliness of payments and, with respect to adjustable rate loans, interest rate fluctuations.

     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                  TABLE SEVEN
                      ALLOWANCE FOR LOAN LOSSES ACTIVITY
                             (dollars in thousands)

                                                    1996        1995        1994        1993       1992
                                                  --------    --------    --------    --------   --------
Balance, beginning of year                        $  8,588    $  7,586    $  5,956    $  5,462   $  4,312
Provision charged to operations                      1,155         837          58         859      1,259

Loans charged-off:
  Commercial, financial and agricultural              (378)        (60)        (68)       (391)      (697)
  Commercial real estate                               ---         ---         ---        (110)       ---
  Consumer                                          (1,255)       (705)       (688)       (477)      (465)
  Real estate residential                              (12)        (87)        ---         (51)       ---
  Real estate construction                            (160)        ---         ---          (6)       ---
                                                  --------    --------    --------    --------   --------
    Total loans charged-off                         (1,805)       (852)       (756)     (1,035)    (1,162)
                                                  --------    --------    --------    --------   --------

Recoveries:
  Commercial, financial and agricultural               403         275         161         313        495
  Commercial real estate                                11           8          17         ---        ---
  Consumer                                             499         417       2,133         350        554
  Real estate residential                               82          15          17           7          4
  Real estate construction                             ---         ---         ---         ---        ---
                                                  --------    --------    --------    --------   --------
    Total recoveries                                   995         715       2,328         670      1,053
                                                  --------    --------    --------    --------   --------

Net loans recovered (charged-off)                     (810)       (137)      1,572        (365)      (109)
                                                  --------    --------    --------    --------   --------
Acquired in merger with Western Bank Gallup            ---         302         ---         ---        ---
                                                  --------    --------    --------    --------   --------

Balance, end of year                              $  8,933    $  8,588    $  7,586    $  5,956   $  5,462
                                                  --------    --------    --------    --------   --------
                                                  --------    --------    --------    --------   --------

Average total loans                               $437,439    $359,502    $285,994    $229,599   $188,090
                                                  --------    --------    --------    --------   --------
                                                  --------    --------    --------    --------   --------
Ratios:
Net recoveries or (charge-offs) during period
 to average loans outstanding during period        (0.19)%     (0.04)%       0.55%     (0.16)%    (0.06)%
Provision for loan loss to average loans
 outstanding during period                           0.26%       0.23%       0.02%       0.37%      0.67%
Allowance to loans at year end                       1.91%       2.12%       2.36%       2.34%      2.55%

INVESTMENT SECURITIES

     Average investments during 1996 were $222,022,000, an increase of $492,000 from the $221,530,000 average in 1995. Average investments in 1995 were 9.7% higher than the $201,901,000 recorded in 1994. The December 31, 1996 investment securities balance was $244,687,000 up $26,437,000 from the December 31, 1995 balance of $218,250,000. Of this increase, $7,664,000 was in tax-exempt securities. Management plans to continue to look for opportunities to increase the tax-exempt portfolio to further reduce the Company's effective tax rate. The increase of $18,773,000 in taxable securities was in response to pledging requirements to secure securities sold under agreements to repurchase and to leverage capital through investment opportunities that would be profitable when funded with borrowings at the FHLB, which is reported in Long-Term and Other Notes Payable.

     In December 1995, in an effort to improve the Company's liquidity position, the investment portfolio was restructured by moving all of the securities in the "Held-to-Maturity" portfolio to the "Available-for-Sale" portfolio. The effect of this reclassification was an increase in net unrealized gains of $781,000.

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment net of accumulated depreciation as of December 31, 1996, was $16,223,000 compared to $11,079,000 in 1995. The
$5,144,000 increase was primarily the result of the $4,215,000 expenditure to complete BNBD's main office building.

OTHER REAL ESTATE OWNED

     The December 31, 1996 balance of OREO was $1,712,000 compared to $564,000 at December 31, 1995, an increase of $1,148,000. This increase was primarily due to one property. It is anticipated that this property will be sold during 1997 with no loss anticipated.

DEPOSITS

    Total deposits at December 31, 1996 were $587,893,000, compared to $529,047,000 at December 31, 1995. This 11.1% increase followed a 20.6% increase in 1995 compared to 1994. Noninterest-bearing demand, which was 16.1% and 20.3% of total deposits at December 31, 1996 and 1995, respectively, decreased $12,548,000 from 1995 to 1996. This decrease was primarily the result of the introduction of the "All-In-One" checking account at FNBF. This product shifted noninterest-bearing consumer checking accounts into interest-bearing accounts.

     Interest-bearing demand increased $35,248,000 from $63,488,000 at December 31, 1995 to $98,736,000 at December 31, 1996 and represented 16.8% and 12.0% of total deposits as of year end 1996 and 1995, respectively. Average interest-bearing deposits increased 20.2% from 1995 to 1996. This increase was due to the shift from noninterest-bearing deposits due to the "All-In-One" checking account and internal growth.

     Average savings accounts grew from $98,906,000 in 1995 to $108,610,000 in 1996. These deposits represented 18.8% and 19.3% of total deposits at year end 1996 and 1995, respectively.

     Average time certificates increased $62,736,000 during 1996. These deposits include time certificates, $100,000 and over, and other time certificates. Time certificates, $100,000 and over, were 28.1% of total deposits at December 31, 1996 and 28.5% at December 31, 1995. While these deposits are generally more rate sensitive and therefore more likely to be withdrawn than other deposits, the Company has found these deposits to be a relatively stable funding source. Other time certificates were 20.2% and 20.0% of total deposits at year end 1996 and 1995, respectively. Most of the growth in this category has come from the sale of the Company's 2-year floating rate certificates. The rate paid on these certificates floats monthly and is based upon

75% of the prime rate in effect on the first of each month. This product was introduced to help match-fund the Company's floating-rate assets. This certificate was made available, through the first quarter of 1996, to brokers outside of the Company's general market area to help meet current liquidity requirements. These certificates were offered to the brokers on the same terms, conditions, and rates as they were to other customers. As of December 31, 1996, brokers held approximately $36,321,000 of these deposits. Brokered deposits are typically more rate sensitive than general core deposits and therefore more likely to be withdrawn. The 2-year floating rate certificates and time certificates, $100,000 and over, are the highest cost funding sources for the Company and comprise a significant portion of the Company's annual interest expense.

FEDERAL FUNDS PURCHASED

     As part of its expanding correspondent bank services, the Company routinely purchases excess federal funds from its downstream correspondents and resells those funds as part of its own federal funds sold. In 1996, the Company's average federal funds purchased were $11,551,000 compared to $15,934,000 in 1995.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Average securities sold under agreements to repurchase ("repos") decreased by $3,847,000, or 6.8%, to $52,408,000 during 1996. At December
31, 1995, average repos were $56,255,000 compared to $49,094,000 in 1994. The majority of the repos are sold to public entities although some corporate customers use them as a tool in their short-term cash management strategy.

LONG-TERM AND OTHER NOTES PAYABLE

     In 1992, the Company began a program of "match-funding" 15-year fixed rate residential mortgage loans with long-term fixed rate borrowings from the Federal Home Loan Bank in Dallas. The Company borrowed $19,972,000 and $3,250,000 during 1996 and 1995, respectively. At December 31, 1996 and 1995, the advances outstanding from the Federal Home Loan Bank were $49,933,000 and $36,204,000, respectively.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

     Total stockholders' equity at December 31, 1996 was a record $64,760,000, up 12.1% from $57,756,000 at year-end 1995. The growth was due primarily to record earnings. At December 31, 1996 and 1995, respectively, the ratio of stockholders' equity to total assets was 8.09% and 8.36%. This slight decline was due to the fact that the Company's total assets increased at a greater rate than the increase in retained earnings.

     The Company and its Subsidiary Banks exceeded required regulatory minimums for "well-capitalized" status throughout 1996, and it is the Company's policy to maintain this status at both the consolidated and subsidiary bank levels.

     A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Qualifying capital is divided into two tiers. The Company's Tier 1 (or core) capital consists of its common stockholders' equity less intangibles. Its Tier 2 (or supplementary) capital consists of its allowance for loan losses up to a maximum of 1.25% of its risk-weighted assets. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits are included in the calculation of risk-based capital ratios as a reduction of risk-weighted assets. As of December 31, 1996, the Company and the Subsidiary Banks generally had to have a minimum ratio of qualifying total capital to risk-weighted assets of 8% and qualifying Tier 1 capital to risk-weighted assets of 4%. The Company's actual ratios were 13.02% and 11.76%, respectively compared to 13.57% and 12.31%, respectively, for the same period a year ago.

     In addition, bank regulators have promulgated capital leverage guidelines designed to supplement the risk-based capital guidelines. Banks and bank holding companies must maintain a minimum ratio of Tier 1 capital to adjusted total assets (leverage ratio). The Company's required Tier 1 leverage ratio was 4% and its actual ratio was 7.84% and 8.06% at December 31, 1996 and 1995, respectively.

     The following table indicates the amounts of regulatory capital of the Company.

                                 TABLE EIGHT
                              REGULATORY CAPITAL
                            (dollars in thousands)

                                      Total
                                    Risk-Based      Tier 1      Leverage
                                    -----------     ------      --------
          December 31, 1996:
             Company's                 13.02%        11.76%         7.84%
             Regulator minimum          8.00%         4.00%         4.00%
             Company's capital        $69,265      $62,586       $62,586
             Regulatory minimum       $42,567      $21,284       $31,937
             Computed excess          $26,698      $41,302       $30,649


     Management believes that capital is adequate to support anticipated growth, meet cash dividend requirements of the Company and meet the future risk-based capital requirements of the Company and the Subsidiary Banks.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity refers to the Company's ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet.

     The Company maintains an adequate liquidity position through stable core deposits (see: "Deposits"), the usage of debt (see: "Long-Term and Other
Notes Payable"), and from a high quality investment portfolio (see: Table 11, "Securities Maturities and Weighted Average Yields"). To enhance the Company's ability to manage liquidity, in December 1995, the total investment portfolio was reclassified as Securities Available-for-Sale. Maturing balances in the loan portfolio also provide funds and, in addition, assets may be sold to provide flexibility in managing cash flows. Additional sources of liquidity are provided by federal fund credit lines carried by the Subsidiary Banks with upstream correspondents, borrowings from the Federal Home Loan Bank, and borrowings from the Federal Reserve system. The Company's lead Subsidiary Bank, FNBF, also routinely enhances its liquidity through purchases of excess funds from downstream correspondent banks. While the above-mentioned sources of liquidity are expected to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources of funds, will depend upon future economic and market conditions.

     The securities underlying the following agreements were under the control of the Subsidiary Banks.

                                TABLE NINE
                 SECURITIES SOLD UNDER REPURCHASE AGREEMENTS;
                   ORIGINAL MATURITIES LESS THAN ONE YEAR
                            (dollars in thousands)

                                        1996      1995       1994
                                        ----      ----       ----

Amount outstanding at year end         $68,739   $51,929   $87,680
Average outstanding during the year     52,408    56,255    49,094
Maximum outstanding at any month end    68,739    76,994    87,680

Weighted average interest rate            4.98%     5.47%     4.01%


Note:  Average balances are computed principally on the basis of daily averages.

     The overall liquidity of the Company is enhanced by its core deposits which provide a relatively stable funding base. The maturity of certificates of deposit in denominations of $100,000 or more is set forth in the following table. While these deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available, the Company has found these deposits to be relatively stable.

                                  TABLE TEN
         CERTIFICATES OF DEPOSIT IN DENOMINATIONS OF $100,000 OR MORE
                           (dollars in thousands)

At December 31:                       1996      1995       1994      1993      1992
                                   --------   --------   --------   -------   -------
Time remaining until maturity:
  Less than 3 months               $ 21,260   $ 66,750   $ 45,944   $32,026   $32,988
  3 months to 6 months               39,778     20,607     25,937    20,858    30,936
  6 months to 12 months              68,059     45,167     12,547    10,320    15,405
  More than 12 months                35,879     18,101     19,250    15,469    16,418
                                   --------   --------   --------   -------   -------

      Total                        $164,976   $150,625   $103,678   $78,673   $95,747
                                   --------   --------   --------   -------   -------
                                   --------   --------   --------   -------   -------

     Generally, investment securities which mature within one year can be converted to cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rate and, therefore, their liquidation value would tend to be more volatile relative to their book value. The following tables summarize the investment portfolio maturities and yields at December 31, 1996 and the investment portfolio distribution for the last three years.


                                                                           TABLE ELEVEN
                                                          SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS
                                                                       (dollars in thousands)

                                       Within         After One Year    After Five Years
                                      One Year        Through 5 Years   Through 10 Years      After 10 Years         Total
                                  ---------------     ---------------    ---------------     ---------------    ----------------
                                  Amount    Yield     Amount    Yield    Amount    Yield     Amount    Yield    Amount     Yield
                                  ------    -----     ------    -----    ------    -----     ------    -----    ------     -----
At December 31, 1996
Securities available-for-sale:

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies       $37,829   5.82%    $ 78,933   6.00%   $11,889    6.25%    $47,083    6.21%   $175,734   6.03%
Obligations of states and
  political subdivisions            4,206   5.03       26,696   4.69     23,370    5.09       8,100    5.67      62,372   4.99
Other securities                      ---    ---          ---    ---        ---     ---       6,581    5.93       6,581   5.93

                                  -------            --------           -------             -------            --------
  Total securities                $42,035   5.74%    $105,629   5.67%   $35,259    5.48%    $61,764    6.11%   $244,687   5.77%
                                  -------   ----     --------   ----    -------    -----    -------    -----   --------
                                  -------   ----     --------   ----    -------    -----    -------    -----   --------

Notes: All securities are shown at book value at year-end. Yields are calculated based on purchase price. Mortgage-backed securities are included with U.S. treasury securities and obligations of U.S. government corporations and agencies. Available-for-sale securities are shown at contractual maturities, except for securities having no stated maturity, which are shown as due after ten years.

                                       TABLE TWELVE
                           SECURITIES PORTFOLIO DISTRIBUTION
                                  (dollars in thousands)

At December 31:                                      1996      1995     1994
                                                   --------  --------  --------

U.S. Treasury securities and obligations of
  U.S. government corporations and agencies        $175,734  $156,537  $175,943
Obligations of states and political subdivisions     62,372    54,708    55,486
Other securities                                      6,581     7,005     6,035
                                                   --------  --------  --------

  Total securities                                 $244,687  $218,250  $237,464
                                                   --------  --------  --------
                                                   --------  --------  --------

     Loan demand also affects the Company's liquidity position. The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 1996 and 1995.

                         TABLE THIRTEEN
                        LOAN MATURITIES
                     (dollars in thousands)

                                              Within     After One But        After
                                             One Year    Within 5 Years      5 Years     Total
                                             --------    --------------      -------     -----
Loan maturities at December 31, 1996:

Loans with predetermined interest rates:
  Commercial, financial and agricultural     $  7,517       $ 13,875         $  2,963    $ 24,355
  Commercial real estate                        7,083         17,202           23,660      47,945
  Consumer                                      9,466         54,326            6,118      69,910
  Real estate residential                       3,347          6,492           51,983      61,822
  Real estate construction                      4,704          1,003            2,694       8,401
                                             --------       --------         --------    --------
                                               32,117         92,898           87,418     212,433
                                             --------       --------         --------    --------
Loans with floating interest rates:
  Commercial, financial and agricultural       32,451         22,789           23,015      78,255
  Commercial real estate                        5,552         18,775           89,687     114,014
  Consumer                                      8,000            829            2,756      11,585
  Real estate residential                       2,537          1,920           23,826      28,283
  Real estate construction                     20,085          2,118            1,415      23,618
                                             --------       --------         --------    --------
                                               68,625         46,431          140,699     255,755
                                             --------       --------         --------    --------
    Total loans                              $100,742       $139,329         $228,117    $468,188
                                             --------       --------         --------    --------
                                             --------       --------         --------    --------

Loan maturities at December 31, 1995:

Loans with predetermined interest rates:
  Commercial, financial and agricultural     $  4,637       $ 11,536         $  2,392    $ 18,565
  Commercial real estate                        5,801         23,822           19,540      49,163
  Consumer                                      6,156         54,012            3,360      63,528
  Real estate residential                       4,790         10,217           43,859      58,866
  Real estate  construction                    27,731          2,087              ---      29,818
                                             --------       --------         --------    --------
                                               49,115        101,674           69,151     219,940
                                             --------       --------         --------    --------

Loans with floating interest rates:
  Commercial, financial and agricultural       31,224         18,084           23,359      72,667
  Commercial real estate                       20,418         15,599           53,307      89,324
  Consumer                                        425            875              769       2,069
  Real estate residential                       4,921          1,629           14,130      20,680
  Real estate construction                        ---            ---              ---         ---
                                             --------       --------         --------    --------
                                               56,988         36,187           91,565     184,740
                                             --------       --------         --------    --------
    Total loans                              $106,103       $137,861         $160,716    $404,680
                                             --------       --------         --------    --------
                                             --------       --------         --------    --------

     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing, or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities in the Company's portfolio that are subject to repricing at various time horizons. The differences are referred to as interest sensitivity gaps.

     The principal cash requirement of the Company is dividends on common stock when declared. A second requirement is the repayment of debt, if any. The Company is dependent upon the payment of cash dividends by the Subsidiary Banks to service these requirements. The Company expects that the cash dividends paid by the Subsidiary Banks to the Company will be sufficient to meet its cash requirements.

OFF-BALANCE SHEET ITEMS

     As of December 31, 1996, commitments to extend credit were the sole source of financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments, such as futures, swaps, options, etc. Loan commitments (including standby letters of credit) increased by $18,441,000, or 20.2%, to $109,792,000 in 1996 as
compared to $91,351,000 in 1995. This is an indicator of continued loan growth and represents 23.5% of total loans outstanding at year end as compared to 22.6% a year ago.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                      As of December 31, 1996 and 1995

                                                          (in thousands)
                                                         1996       1995
                                                      --------    --------
               ASSETS
Cash and due from banks                               $ 49,487    $ 35,662
Interest-bearing deposits in banks                       2,391      10,887
Federal funds sold                                       7,835       2,725
                                                      --------    --------
  Total cash and cash equivalents                       59,713      49,274
                                                      --------    --------

Investment securities:
  Available for sale (at market value)                 244,687     218,250
                                                      --------    --------

Loans                                                  468,188     404,680
Allowance for loan losses                               (8,933)     (8,588)
                                                      --------    --------
  Total net loans                                      459,255     396,092
                                                      --------    --------

Bank premises and equipment, net                        16,223      11,079
Other real estate owned                                  1,712         564
Other assets                                            19,020      15,536
                                                      --------    --------

Total Assets                                          $800,610    $690,795
                                                      --------    --------
                                                      --------    --------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                          $ 94,907    $107,455
  Interest-bearing demand                               98,736      63,488
  Savings                                              110,392     101,876
  Time certificates, $100,000 and over                 164,976     150,625
  Other time certificates                              118,882     105,603
                                                      --------    --------
    Total deposits                                     587,893     529,047

Securities sold under agreements to repurchase          68,739      51,929
Federal funds purchased                                 15,785       4,365
Long term and other notes payable                       52,020      38,642
Other liabilities                                       11,413       9,056
                                                      --------    --------
  Total liabilities                                    735,850     633,039
                                                      --------    --------

Stockholders' equity:
  Common stock, no par value:
  Authorized shares - 15,000,000
  Issued shares - 2,123,157 at 12/31/96
    and 2,104,707 at 12/31/95                           13,634      13,609
  Additional paid-in-capital                               124          62
  Net unrealized holding gain on securities
    available for sale                                     967         922
  Retained earnings                                     50,035      43,689
                                                      --------    --------
                                                        64,760      58,282
  Treasury stock, at cost-0 shares at
    12/31/96 and 13,371 shares at 12/31/95                 ---        (526)
                                                      --------    --------
    Total stockholders' equity                          64,760      57,756
                                                      --------    --------

Total Liabilities and Stockholders' Equity            $800,610    $690,795
                                                      --------    --------
                                                      --------    --------

See notes to consolidated financial statements.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                Years Ended December 31, 1996, 1995, and 1994


                                              (in thousands, except per share data)
                                               1996           1995           1994
                                            ----------     ----------     ----------
Interest income:
  Loans, including fees                     $   43,102     $   36,037     $   27,079
  Investment securities:
    Taxable                                     10,050          9,849          9,833
    Tax-exempt                                   2,699          2,828          1,912
  Interest-bearing deposits                        715            174            671
  Federal funds sold                               201            385            284
                                            ----------     ----------     ----------
    Total interest income                       56,767         49,273         39,779
                                            ----------     ----------     ----------
Interest expense:
  Time deposits of $100,000 and over             9,649          7,582          4,154
  Other deposits                                12,796         10,253          8,067
  Short-term borrowings                          3,224          4,053          2,117
  Other borrowings                               2,484          2,086          2,062
                                            ----------     ----------     ----------
    Total interest expense                      28,153         23,974         16,400
                                            ----------     ----------     ----------

Net interest income                             28,614         25,299         23,379
Provision for loan losses                        1,155            837             58
                                            ----------     ----------     ----------
Net interest income after
  provision for loan losses                     27,459         24,462         23,321
                                            ----------     ----------     ----------
Other income:
  Service charges on deposit accounts            2,573          2,594          2,484
  Other service charges and fees                 1,666          1,580          1,373
  Investment securities gains (losses)             (82)           ---           (395)
  Other operating income                           645            862            852
                                            ----------     ----------     ----------
    Total other income                           4,802          5,036          4,314
                                            ----------     ----------     ----------

Other expenses:
  Salaries and employee benefits                10,040          9,114          8,648
  Occupancy expenses, net                        2,145          1,522          1,606
  Other operating expenses                       6,438          6,225          5,545
                                            ----------     ----------     ----------
    Total other expenses                        18,623         16,861         15,799
                                            ----------     ----------     ----------

Income before income taxes                      13,638         12,637         11,836
Income taxes                                     3,828          3,871          3,819
                                            ----------     ----------     ----------

Net Income                                  $    9,810     $    8,766     $    8,017
                                            ----------     ----------     ----------
                                            ----------     ----------     ----------

Net Income Per Share                        $     4.56     $     4.27     $     3.98
                                            ----------     ----------     ----------
                                            ----------     ----------     ----------

Weighted average shares and common
  share equivalents outstanding              2,152,299      2,054,403      2,015,091
                                            ----------     ----------     ----------
                                            ----------     ----------     ----------


See notes to consolidated financial statements.

       FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         Years Ended December 31, 1996, 1995, and 1994


                                                     (in thousands)
                                             1996        1995        1994
                                           --------    --------    --------
Common stock:
  Balance at beginning of year              $13,609    $ 9,759     $ 9,299
  Issue of new common stock                     635      3,850         460
  Retirement of common stock                   (610)       ---         ---
                                            -------    -------     -------
  Balance at end of year                     13,634     13,609       9,759
                                            -------    -------     -------
Additional paid-in capital:
  Balance at beginning of year                   62         36          32
  Additions related to sale of
    common stock                                 62         26           4
                                            -------    -------     -------
  Balance at end of year                        124         62          36
                                            -------    -------     -------
Net unrealized holding gain (loss) on
    securities available for sale:
  Balance at beginning of year                  922     (1,083)        (39)
  Unrealized holding gain (loss)
    recorded during year                         45      2,005      (1,044)
                                            -------    -------     -------
  Balance at end of year                        967        922      (1,083)
                                            -------    -------     -------
Retained earnings:
  Balance at beginning of year               43,689     37,897      32,369
  Net income                                  9,810      8,766       8,017
  Cash dividends declared                    (3,464)    (2,974)     (2,489)
                                            -------    -------     -------
  Balance at end of year                     50,035     43,689      37,897
                                            -------    -------     -------
Treasury stock:
  Balance at beginning of year                 (526)       (84)        ---
  Acquisition of common stock for
    treasury                                   (345)      (653)     (1,207)
  Sale and retirement of common
    stock from treasury                         871        211       1,123
                                            -------    -------     -------
  Balance at end of year                        ---       (526)        (84)
                                            -------    -------     -------

Total stockholders' equity                  $64,760    $57,756     $46,525
                                            -------    -------     -------
                                            -------    -------     -------

See notes to consolidated financial statements.

                First Place Financial Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1996, 1995, and 1994


                                                            (in thousands)
                                                      1996         1995          1994
                                                    --------     --------     ---------
Cash flows from operating activities:               $  9,810     $  8,766     $   8,017
  Net income
  Adjustments to reconcile net income to
    net cash provided by operations:
      Amortization and accretion                        (154)        (303)          189
      Depreciation                                     1,167          958           935
      Provision for loan losses                        1,155          837            58
      Provision for losses on other
        real estate                                      ---          (24)          ---
      Increase in other assets                        (2,864)        (775)         (856)
      (Decrease) increase in other
        liabilities                                    1,954        2,684          (524)
      Gain on sale of property, plant
        and equipment                                    (12)        (100)          ---
      Gain on sale of other real estate                 (270)        (150)         (200)
      Loss on sale of available-for-sale
        securities                                        82          ---           287
      Loss on sale of held-to-maturity
        securities                                       ---          ---            69
      Net decrease in trading securities                 ---          861           ---
      Provision for deferred income taxes               (275)        (422)         (145)
                                                    --------     --------     ---------
    Net cash provided by operating activities         10,593       12,332         7,830
                                                    --------     --------     ---------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale
    securities                                        10,464        1,327        16,960
  Proceeds from maturities of available-
    for-sale securities                               61,373       53,546        30,670
  Purchases of available-for-sale securities         (98,024)     (29,880)      (63,900)
  Proceeds from sales of held-to-maturity
    securities                                           ---          ---         6,629
  Proceeds from maturities of held-to-maturity
    securities                                           ---        8,180         8,187
  Purchases of held-to-maturity securities               ---       (3,827)      (46,438)
  Net change in loans                                (66,493)     (64,708)      (65,501)
  Proceeds on sale of property, plant and
    equipment                                            108          417           ---
  Proceeds from sale of other real estate              2,803          541           578
  Acquisition of other real estate owned              (1,505)         ---           ---
  Investment in other assets                             ---          ---          (237)
  Net proceeds from acquisition of subsidiary            ---        2,869           ---
  Purchase of property and equipment                  (6,407)      (4,447)       (1,183)
                                                    --------     --------     ---------
    Net cash used by investing activities            (97,681)     (35,982)     (114,235)
                                                    --------     --------     ---------

(Continued)



See notes to consolidated financial statements.

              First Place Financial Corporation and Subsidiaries

                Years Ended December 31, 1996, 1995, and 1994

                                                              (in thousands)

                                                         1996       1995       1994
                                                       -------   ---------   -------
Cash flows from financing activities:
  Net change in deposit accounts                       $31,216   $   6,007   $ 9,414
  Net change in certificates of deposit                 27,630      56,840    23,010
  Net change in securities sold
   under agreements to repurchase                       16,810     (35,751)   31,242
  Net change in federal funds purchased                 11,420       3,865       500
  Net change in long-term and other notes
   payable                                              13,378          55     9,370
  Cash dividends paid                                   (3,540)     (2,649)   (2,315)
  Acquisition of treasury stock                           (346)       (653)   (1,207)
  Proceeds from sale of treasury stock                     872         216     1,123
  Proceeds from issuance of common stock                    87         174       464
                                                       -------   ---------   -------

    Net cash provided by financing activities           97,527      28,104    71,601
                                                       -------   ---------   -------

Net increase (decrease) in cash and cash
 equivalents                                            10,439       4,454   (34,804)

Cash and cash equivalents at beginning of period        49,274      44,820    79,624
                                                       -------   ---------   -------

Cash and cash equivalents at end of period             $59,713     $49,274   $44,820
                                                       -------   ---------   -------
                                                       -------   ---------   -------

Supplemental disclosure of cash flow
 information:

  Cash paid during period for:
    Interest                                           $27,797     $22,329   $15,578
    Taxes                                              $ 4,183     $ 4,196   $ 4,373
  Non-cash assets acquired through foreclosure         $ 1,505     $    53   $   123








See notes to consolidated financial statements.

              First Place Financial Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   First Place Financial Corporation ("First Place") is a bank holding company whose wholly owned subsidiaries are FNBF, BNBD, and WBG (the "Subsidiary Banks"). First Place's sources of revenue are regional banking operations, which include commercial, personal, and mortgage loans, deposit accounts, and trust services.

   This summary of significant accounting policies of First Place and Subsidiary Banks (the "Company") is presented to assist in understanding the Company's consolidated financial statements. These accounting policies, which conform to generally accepted accounting principles and to general practices within the banking industry, have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   1. PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of First Place and its wholly-owned subsidiaries, First National Bank of Farmington, Burns National Bank of Durango, and Western Bank, Gallup. All significant intercompany accounts and transactions have been eliminated.

   2. TRADING SECURITIES
      Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income.

   3. SECURITIES HELD TO MATURITY
      Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

   4. SECURITIES AVAILABLE FOR SALE
      Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of the tax effect, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

               First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   5. LOANS AND ALLOWANCE FOR LOAN LOSSES
      The Company maintains a diversified loan portfolio consisting of commercial, real estate and consumer loans made to customers throughout New Mexico and southern Colorado.

      Loans are reported at the principal amount outstanding, net of deferred loan fees, premiums and discounts and the allowance for loan losses. Interest on loans generally is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

      Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan.

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they are not classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

      Income or loss from the change in the value of impaired loans is included in the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be required. Interest income is then recognized only to the extent that cash is received and where the future collection of principal is probable.

      The allowance for loan losses is a valuation allowance against which loan losses are charged. The allowance represents the cumulative effect of provisions charged to operating expense less loan charge-offs, net of recoveries. The provision charged to operating expense for financial reporting purposes represents management's estimate of the amount required to provide an adequate allowance for future loan losses based on an evaluation of the loan portfolio in light of current economic conditions, changes in the nature and volume of the portfolio, loan loss experience and the credit-worthiness of borrowers. Loans are charged against the allowance for loan losses when management believes it is unlikely that the principal will be collected. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

               First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6.  BANK PREMISES AND EQUIPMENT
       Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially increase the value of the property are capitalized and depreciated over the remaining life of the asset.

       When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and gains and losses are recognized currently in the statement of income.

   7.  INCOME TAXES
       Deferred income taxes have been provided for timing differences which result from income and expense items that are recognized for financial accounting purposes in different years than such items are recognized for income tax purposes.

   8.  NET INCOME PER SHARE OF COMMON STOCK
       Net income per share of common stock is based on the weighted average number of shares outstanding during each year.

   9.  CASH AND CASH EQUIVALENTS
       For purposes of the statement of cash flows, the Company includes cash on hand, cash on deposit at other institutions and federal funds sold as cash and cash equivalents.

   10. STOCK OPTION PLANS
       The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

               First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


   11. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

   12. TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
       In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

   13. RECLASSIFICATION
       Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to 1996 presentation.


NOTE B - RESTRICTED CASH BALANCES

   Reserves (in the form of cash on hand and deposits with the Federal Reserve Bank) of $11,265,000 and $8,418,000 were maintained to satisfy federal regulatory requirements at December 31, 1996 and 1995. These reserves are included in cash and due from banks in the accompanying statements of financial position.

               First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994


NOTE C - INVESTMENT SECURITIES

   A summary of the amortized cost, approximate fair value and gross unrealized gains and losses follows (amounts in thousands):

      Investment securities available for sale:

                                            Amortized   Approximate   Unrealized   Unrealized
                                              cost      fair value       gain         loss
                                            ---------   -----------   ----------   ----------
         December 31, 1996:
           U.S. treasury securities         $ 55,915     $ 56,371       $  458       $   (2)
           U.S. government agency
             securities                       47,674       47,969          295          ---
           Mortgage-backed securities         71,376       71,394          529         (511)
           Obligations of states and
             political subdivisions           61,643       62,372          916         (187)
           Other investments and
             securities                        6,591        6,581          ---          (10)
                                            --------     --------       ------        -----
               Total                        $243,199     $244,687       $2,198        $(710)
                                            --------     --------       ------        -----
                                            --------     --------       ------        -----

         December 31, 1995:
           U.S. treasury securities         $ 47,577     $ 47,768       $  225        $ (34)
           U.S. government agency
             securities                       42,938       43,212          310          (36)
           Mortgage-backed securities         65,457       65,557          636         (536)
           Obligations of states and
             political subdivision            53,866       54,708        1,001         (159)
           Other investments and
             securities                        6,994        7,005           11          ---
                                            --------     --------       ------        -----
               Total                        $216,832     $218,250       $2,183        $(765)
                                            --------     --------       ------        -----
                                            --------     --------       ------        -----

   A summary of amortized cost and approximate fair value of investment securities classified as available for sale, by maturity at December 31, 1996 follows (amounts in thousands):


                                                     Amortized    Approximate
                                                       cost       fair value
                                                     ---------    -----------
         Less than one year                          $ 41,944      $ 42,035
         One to five years                            105,415       106,204
         Five to ten years                             35,014        35,258
         Greater than ten years                        54,819        55,183
         Securities not due at a single date            6,007         6,007
                                                     --------      --------
           Total                                     $243,199      $244,687
                                                     --------      --------
                                                     --------      --------

                  First Place Financial Corporation and Subsidiaries

                           December 31, 1996, 1995 and 1994


NOTE C - INVESTMENT SECURITIES - CONTINUED

 The proceeds from sales of securities available for sale and the gross realized gains and gross realized losses on those sales at December 31, follow (amounts in thousands):

                                        1996         1995          1994
                                        ----         ----          ----
    Proceeds                          $11,459       $1,327       $16,960
    Gross realized gains                   10          ---            84
    Gross realized losses                  92          ---           256
    Related income tax (benefit)          (30)         ---           (60)


 At December 31, 1996 and 1995, investment securities with a recorded value of approximately $204,000,000 and $180,000,000, respectively, were pledged to collateralize repurchase agreements, public or trust deposits and other notes payable.

 The Company is required to have Federal Home Loan Bank stock due to Federal Home Loan Bank borrowings, in the amount equal to at least five percent of the advance and standby letters of credit divided by the qualified asset ratio. This ratio is a measurement of the Company's overall commitment to housing finance. The Company was required to have $5,021,000 at December 31, 1996 of Federal Home Loan Bank stock. At December 31, 1996 and 1995, $5,480,000 and $4,716,000, respectively of Federal Home Loan stock are included in other securities.

 In November 1995, the Financial Accounting Standards Board issued a GUIDE TO IMPLEMENTATION OF STATEMENT 115 allowing a one-time reassessment of classifications of securities. On December 1, 1995, the Company took this opportunity to reclassify held-to-maturity securities with an amortized cost of $120,360,000, to the available-for-sale portfolio. The effect of this reclassification was an increase in net unrealized gains of $781,000.

NOTE D - LOANS

 A summary of loans at December 31, follows (amounts in thousands):

                                                 1996         1995
                                                 ----         ----
Commercial, financial and agriculture          $102,610    $ 91,232
Commercial real estate                          161,959     138,487
Consumer                                         81,495      65,597
Real estate residential                          90,105      79,546
Real estate construction                         32,019      29,818
                                               --------    --------
                                                468,188     404,680
Less allowance for loan losses                    8,933       8,588
                                               --------    --------

  Total net loans                              $459,255    $396,092
                                               --------    --------
                                               --------    --------

              First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE D - LOANS - CONTINUED

   Changes in the allowance for loan losses follows (amounts in thousands):

                                                 1996       1995       1994
                                                 ----       ----       ----
   Balance at beginning of year               $  8,588    $ 7,586    $ 5,956
   Acquired in merger with Western Bank           ---         302       ---
   Provision charged to operating expense        1,155        837         58
   Recoveries on loans previously charged-off      995        715      2,328
   Loans charged-off                            (1,805)      (852)      (756)
                                               --------    --------  --------

Balance at end of year                        $  8,933    $ 8,588    $ 7,586
                                              --------    --------   --------
                                              --------    --------   --------

 The collateral for the specifically reviewed loan reported in 1995 was foreclosed on in 1996 and that real estate was reported in other real estate owned at December 31, 1996.

 Loans for which the accrual of interest has been discontinued, amounted to $1,702,000, $3,517,000, and $140,000 at December 31, 1996, 1995, and 1994,
 respectively. If interest had been accrued on these loans for 1996, 1995, and 1994, interest income would have been increased by approximately $104,000, $58,000, and $9,000, respectively.

 Certain directors, officers, and companies with which they are associated, were customers of, and had banking transactions with, the Company in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Company. The following table summarizes the activity in these loans for 1996 (in thousands):


    Balance December 31, 1995               $ 10,273
    Advances/New Loans                        20,103
    Payments                                 (12,812)
                                            ---------
    Balance December 31, 1996               $ 17,564
                                            ---------
                                            ---------

               First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE E - BANK PREMISES AND EQUIPMENT

 The major components of Bank premises and equipment at December 31, follow (amounts in thousands):

                              Estimated Lives     1996        1995
                              ---------------     ----        ----
Land                                ---         $ 1,870     $ 1,870
Buildings                       5-40 years       13,968      10,467
Furniture and equipment         3-25 years       11,003       8,571
Leasehold improvements          5-15 years          563         292
                                                -------     -------
                                                 27,404      21,200
Less accumulated depreciation
  and amortization                               11,181      10,121
                                                -------     -------
    Total                                       $16,223     $11,079
                                                -------     -------
                                                -------     -------

 At December 31, 1994, the Company had entered into an agreement with outside parties to acquire, through an exchange of assets, a new bank facility in Durango, Colorado. The exchange took place on September 1, 1995. The acquired facility was still under construction at December 31, 1995, and $1,385,000 was included in buildings and $600,000 in land. This facility was completed and occupied in May 1996. At December 31, 1996, $5,600,000 is included in buildings.

 In October 1995, the Company completed construction of a new branch facility in Farmington, New Mexico. This branch cost approximately $2,000,000, including capitalized interest of $54,000.


NOTE F - LONG TERM AND OTHER NOTES PAYABLE

 Long term and other notes payable, secured by investment securities as well as certain loans from the Company's loan portfolio at December 31, consisted of the following (amounts in thousands):

                                                    1996      1995
                                                    ----      ----
     Federal Home Loan Bank advances, 5.10% to
       6.825% due 1996 through 2011               $49,933   $36,204
     Other notes payable                            2,087     2,438
                                                  -------   -------
       Total                                      $52,020   $38,642
                                                  -------   -------
                                                  -------   -------

               First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994

NOTE F - LONG TERM AND OTHER NOTES PAYABLE - CONTINUED

 Maturities of notes payable at December 31, 1996 are as  follows
 (amounts in thousands):

     1997                                    $13,528
     1998                                      7,906
     1999                                      4,164
     2000                                      3,548
     2001                                      4,326
     Later Years                              18,548
                                             -------
       Total                                 $52,020
                                             -------
                                             -------

NOTE G - INCOME TAXES

 Income tax expense consists of the following (amounts in thousands):

                                       1996      1995      1994
                                      ------    ------     ----
Current tax expense                   $4,103    $4,293    $3,964
Deferred tax expense (benefit)          (275)     (422)     (145)
                                      ------    ------    ------

  Total                               $3,828    $3,871    $3,819
                                      ------    ------    ------
                                      ------    ------    ------

 Income tax expense differs from the expected tax expense
 (computed using statutory rates) as a result of the following
 (amounts in thousands):

                                          1996         1995     1994
                                          ----         ----     ----
Computed "expected" tax expense          $4,773       $4,423   $4,143
Tax benefit due to tax exempt interest     (799)        (836)    (586)
State tax, net of federal benefit           187          320      317
Low income housing credit                  (161)          ---      ---
Other, net                                 (172)         (36)     (55)
                                         ------       ------   ------
   Total                                 $3,828       $3,871   $3,819
                                         ------       ------   ------
                                         ------       ------   ------

              First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE G - INCOME TAXES - CONTINUED

  Deferred tax expense (benefit) results from timing differences in the recognition of income and expense for income tax and financial statement purposes. The sources of these differences and their tax effects follow (amounts in thousands):

                                                   1996       1995      1994
                                                  ------     ------    -----
     Provision for loan losses                    $(368)     $(335)    $  31
     Provision for losses on other real estate      (99)       (16)       37
     Pension expense                                101         43        29
     Depreciation                                   122         37       (15)
     Deferred compensation                         (183)      (115)       (5)
     Deferred loan fees                              58        (62)     (182)
     Stock option expense                          (181)      (111)      (98)
     FHLB stock dividends                           152        102        72
     Other, Net                                     123         35       (14)
                                                  -----      -----     -----
       Total                                      $(275)     $(422)    $(145)
                                                  -----      -----     -----
                                                  -----      -----     -----


  Deferred tax assets and liabilities as of December 31, consisted of the following (amounts in thousands):

                                             1996        1995          1994
                                            ------      ------        ------
     Deferred tax assets:
       Allowance for loan losses            $2,147      $1,779        $1,444
       Unrealized losses on investment
        securities                             ---         ---           643
       Deferred compensation                   470         287           172
       Deferred loan fees                      301         359           297
       Other real estate owned                 405         306           290
       Stock option expense                    430         249           138
       Other                                    61         104            88
                                            ------      ------        ------
                                             3,814       3,084         3,072
                                            ------      ------        ------

     Deferred tax liabilities:
       Unrealized gains on investment
        securities                             521         497           ---
       Bank premises and equipment             384         262           225
       Pension plan                            485         384           341
       FHLB stock dividends                    379         227           125
       Other                                   250         170           119
                                            ------      ------        ------
                                             2,019       1,540           810
                                            ------      ------        ------
       Net deferred tax asset, included
        in other assets                     $1,795      $1,544        $2,262
                                            ------      ------        ------
                                            ------      ------        ------

The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in excess of $32,000,000 in the three-year federal carryback period and by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred tax assets.

              First Place Financial Corporation and Subsidiaries

                     December 31, 1996, 1995 and 1994


NOTE H - EMPLOYEE BENEFIT PLANS

  The Company maintains a noncontributory defined benefit pension plan. The plan is a qualified plan which covers substantially all employees age twenty-one and over with one or more years of service. The Company's policy is to fund this plan in an amount equal to or greater than the minimum required by law, but not in excess of the maximum allowable.

  Net pension costs for this plan include the following components (amounts in thousands):

                                                        1996            1995
                                                       -----           -----
     Service cost of benefits earned                   $ 152           $ 140
     Interest cost on projected benefit obligation       326             306
     Return on plan assets                              (363)           (327)
     Net amortization and deferral of loss             $ (19)          $  (4)
                                                       -----           -----

       Net pension costs                               $  96           $ 115
                                                       -----           -----
                                                       -----           -----

  The following table sets forth the funded status of the pension plan (amounts in thousands):

                                                          1996          1995
                                                        --------      --------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                        $(4,072)      $(3,837)
       Non-vested benefit obligation                       (103)          (80)
                                                         ------        ------
       Accumulated benefit obligation                    (4,175)       (3,917)
       Effect of projected future salary increases         (551)         (524)
                                                         ------        ------

       Projected benefit obligation                      (4,726)       (4,441)

       Plan assets at fair value                          5,216         4,711
                                                         ------        ------

       Plan assets in excess of (less than) projected
        benefit obligation                                  490           270

     Unrecognized net loss from past experience
      different from that assumed and effects of
      changes in assumptions                              1,049         1,207

     Unrecognized prior service cost                       (117)         (135)

     Unrecognized net asset                                (209)         (251)
                                                         ------        ------

       Prepaid (accrued) pension cost                    $1,213        $1,091
                                                         ------        ------
                                                         ------        ------

   Major assumptions at year-end follow:
                                                          1996          1995
                                                         ------        ------
     Annual discount rate                                 7.5%          7.5%
     Annual rate of increase in compensation levels       5.0%          5.0%
     Annual expected long-term rate of return on assets   7.5%          7.5%

              First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE H - EMPLOYEE BENEFIT PLANS - CONTINUED

  Assets of the pension plan consist primarily of bank certificates of deposit, insurance annuity contracts, mutual funds, and U.S. government and agency obligations.

  The Company also has a qualified defined contribution profit sharing plan (with 401(k) provisions) covering substantially all employees. Matching and voluntary contributions under the plan are provided in amounts determined by the Company's board of directors. Total employer contributions to this plan amounted to $240,000 in 1996 and $205,000 in 1995.

  The Company has a deferred compensation program that defers a specified portion of the compensation of certain directors and eligible employees. As of December 31, 1996 and 1995, the Company has accrued $1,195,000 and $914,000, respectively, for its obligations under this program. The Company's expense was $296,000, $309,000 and $253,000 for 1996, 1995 and 1994,
  respectively. For certain employees, benefits are forfeited if employment is terminated prior to retirement for reasons other than death.

  To assist in the funding of this plan, the Company purchases corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the Company upon the death of the employee. The cash surrender value of these policies included in "other assets" in the consolidated statements of financial condition was $5,335,000 and $4,551,000 as of December 31, 1996 and 1995, respectively.

NOTE I - CONTINGENCIES AND COMMITMENTS

  The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

  The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, consisting essentially of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls credit risk through credit approvals, limits, and monitoring procedures.

              First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE I - CONTINGENCIES AND COMMITMENTS - CONTINUED

  Financial instruments exhibiting credit risk at December 31, 1996 and 1995 are as follows (amounts in thousands):

                                             1996         1995
                                           --------     -------
      Commitments to extend credit         $105,713     $86,543
      Standby letters of credit               4,079       4,808
                                           --------     -------

        Total                              $109,792     $91,351
                                           --------     -------
                                           --------     -------

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

NOTE J - CONCENTRATIONS

  Substantially all of the Company's loans, commitments, and commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area. Such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note
  D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

  At December 31, 1996 the Company had sold securities under agreements to repurchase totaling $68,739,000, with an average interest rate of 4.98 percent. Of this total, $15,400,000 was sold to San Juan County with a maturity of one day.

  Investments in state and municipal securities also involve governmental entities within the Company's market area.

  At December 31, 1996 and 1995 and at various times during the years then ended, the Company maintained cash balances in correspondent banks in excess of FDIC insurable limits.

              First Place Financial Corporation and Subsidiaries

                       December 31, 1996, 1995 and 1994


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  CASH, DUE FROM BANKS, INTEREST BEARING DEPOSITS, FEDERAL FUNDS SOLD OR PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER LIABILITIES

  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

  INVESTMENT SECURITIES

  For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  LOAN RECEIVABLES

  For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  DEPOSIT LIABILITIES

  The fair value of demand deposits and savings deposits (including certain money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

  LONG-TERM DEBT AND OTHER NOTES PAYABLE

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

  COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN

  The estimated fair values of the Company's off-balance sheet items are not material to the fair value of financial instruments included in the statement of financial condition, and therefore, are not included in the following schedule.

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

       First Place Financial Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                December 31, 1996, 1995 and 1994

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

 The estimated fair values of the Company's financial instruments at December 31, are as follows (amounts in thousands):

                                            1996                  1995
                                    --------------------  --------------------
                                    Carrying   Estimated  Carrying   Estimated
                                     Amount   Fair Value   Amount   Fair Value
                                    --------  ----------  --------  ----------
Financial assets:
  Cash and due from banks           $ 49,487    $ 49,487  $ 35,662    $ 35,662
  Interest bearing deposits            2,391       2,391    10,887      10,887
  Federal funds sold                   7,835       7,835     2,725       2,725
  Investment securities
    Available for sale               244,687     244,687   218,250     218,250
  Net Loans                          459,255     456,212   396,092     390,777
                                    --------  ----------  --------  ----------
    Total financial assets          $763,655    $760,612  $663,616    $658,301
                                    --------  ----------  --------  ----------
                                    --------  ----------  --------  ----------
Financial liabilities:
  Deposits                          $587,893    $588,763  $529,047    $529,483
  Securities sold under
    agreements to repurchase          68,739      68,739    51,929      51,929
  Federal funds purchased             15,785      15,785     4,365       4,365
  Other notes payable                 52,020      51,293    38,642      38,714
                                    --------  ----------  --------  ----------
    Total financial liabilities     $724,437    $724,580  $623,983    $624,491
                                    --------  ----------  --------  ----------
                                    --------  ----------  --------  ----------

NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION

 The assets of First Place consist primarily of the investment in the Subsidiary Banks. The principal source of First Place's cash revenues are dividends from the Subsidiary Banks. Federal and state banking laws and regulations limit the extent to which subsidiary banks can pay dividends. At December 31, 1996, the Subsidiary Banks had approximately $40,556,000 of retained earnings, of which $16,690,000 was available for distribution to First Place. Dividends from the Subsidiary Banks are the source of funds for the payment of dividends to First Place stockholders and payment of operating costs of First Place. To the extent that the cash needs exceed cash revenues, First Place would borrow funds or sell equity securities.

      First Place Financial Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                December 31, 1996, 1995 and 1994

  Condensed financial information of First Place at December 31, follows:

                      BALANCE SHEETS
                                                  (in thousands)
                                               1996          1995
                                             -------       -------
                  ASSETS
Cash                                         $ 3,269       $ 2,282
Investment in subsidiary banks                62,922        56,823
Other assets                                     214            83
                                             -------       -------
Total Assets                                 $66,405       $59,188
                                             -------       -------
                                             -------       -------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Taxes payable                               $    ---       $    63
Dividends payable                              1,443         1,368
Other liabilities                                202             1
                                             -------       -------
      Total liabilities                        1,645         1,432
                                             -------       -------
Stockholders' equity
  Common stock, no par value:
    Authorized shares 15,000,000
    Issued and outstanding shares -
      2,123,157 and 2,104,707 at
      December 31, 1996 and 1995              13,634        13,609
    Additional paid-in capital                   124            62
    Net unrealized holding gain on
      securities available for sale              967           922
    Retained earnings                         50,035        43,689
    Treasury stock                               ---          (526)
                                             -------       -------
      Total stockholders' equity              64,760        57,756
                                             -------       -------
Total Liabilities and Stockholders' Equity   $66,405       $59,188
                                             -------       -------
                                             -------       -------
                    STATEMENTS OF INCOME
                                            (in thousands)
                                       1996      1995      1994
                                     -------   -------   -------

Administration expense               $   346   $   309   $   111
Interest expense                         ---       ---       ---
                                     -------   -------   -------
  Loss before equity in net income
    of subsidiary banks                 (346)     (309)     (111)
Equity in net income of subsidiary
 banks:
  Distributed                          3,956     3,573     2,952
  Undistributed                        6,055     5,378     5,133
Income tax credits                       145       124        43
                                     -------   -------   -------
Net Income                           $ 9,810   $ 8,766   $ 8,017
                                     -------   -------   -------
                                     -------   -------   -------

       First Place Financial Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                December 31, 1996, 1995 and 1994

NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

                  STATEMENTS OF CASH FLOWS

                                                     (in thousands)
                                              1996        1995          1994
                                            -------     -------       -------
Operating activities:
  Net income                                $ 9,810     $ 8,766       $ 8,017
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization of intangibles                 7           4             5
      Undistributed equity in subsidiary
        earnings                             (6,055)     (5,378)       (5,133)
      Decrease (increase) in other assets       133          45           511
      (Increase) decrease in other
        liabilities                            (216)       (127)         (554)
                                            -------     -------       -------
  Net cash provided by operating activities   3,679       3,310         2,846
                                            -------     -------       -------
Investing activities:
  Acquisition of subsidiary                     ---        (120)          ---
                                            -------     -------       -------
Financing activities:
  Cash dividends paid                        (3,389)     (2,649)       (2,315)
  Acquisitions of treasury stock               (346)       (653)       (1,207)
  Proceeds from sale and retirement
    of treasury stock                           872         216         1,123
  Issuance of common stock                      171         174           464
                                            -------     -------       -------
    Net cash used by financing activities    (2,692)     (2,912)       (1,935)
                                            -------     -------       -------
Net increase (decrease) in cash and cash
  equivalents                                   987         278           911
Cash and cash equivalents at beginning
  of year                                     2,282       2,004         1,093
                                            -------     -------       -------
Cash and cash equivalents at end of year    $ 3,269     $ 2,282       $ 2,004
                                            -------     -------       -------
                                            -------     -------       -------

       First Place Financial Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                December 31, 1996, 1995 and 1994

NOTE M - COMMON STOCK AND STOCK OPTIONS

  Shares of common stock at December 31, consisted of the following:

                                    1996           1995               1994
                                 ----------     ----------         ----------
Issued:
  Balance at beginning of year   $2,104,707     $2,021,445         $2,007,465
  Issue of new common stock          18,450         83,262             13,980
                                 ----------     ----------         ----------
  Balance at end of year         $2,123,157     $2,104,707         $2,021,445
                                 ----------     ----------         ----------
                                 ----------     ----------         ----------
Held as treasury stock:
  Balance at beginning of year   $   13,371     $    2,346         $      ---
  Shares acquired                     8,527         16,710             35,517
  Shares sold/retired               (21,898)        (5,685)           (33,171)
                                 ----------     ----------         ----------
  Balance at end of year         $      ---     $   13,371         $    2,346
                                 ----------     ----------         ----------
                                 ----------     ----------         ----------

 In 1992, First Place adopted the First Place Financial Corporation Nonstatutory Stock Option Plan (the "Plan") covering key employees and directors. Under the Plan 120,000 shares were reserved for issuance. Options for the Plan vest at 20% per year and unexercised options expire on the fifth anniversary of the vesting date. The plan also includes stock appreciation rights (SARs) for key employees which are granted and exercisable in conjunction with the options. The Company recorded expense of $352,000, $317,000 and $282,000 during 1996, 1995, and 1994 for these SARs, and included a related liability of $1,064,166 and $712,000 in Other Liabilities at December 31, 1996 and 1995.

 In 1996, First Place adopted the First Place Financial Corporation Second Nonstatutory Stock Option Plan (the "Second Plan") covering officers with specific titles and directors of subsidiary banks. Those officers who have been granted options under the Plan shall be ineligible to participate in the Second Plan. Under the Second Plan, 100,000 shares were reserved for issuance. Options, for directors, vest on the first anniversary of the date of grant and options, for officers, vest on the second anniversary. Each option agreement shall specify the period for which the option is granted and shall provide that the option shall expire at the end of such period not to exceed five years.

       First Place Financial Corporation and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                December 31, 1996, 1995 and 1994

NOTE M - COMMON STOCK AND STOCK OPTIONS - CONTINUED

 Stock option activity in the plans is summarized as follows:

                                      1996                 1995
                               -----------------    -----------------
                               Number of  Option    Number of  Option
                                 Shares   Price       Shares   Price
                                 ------   ------      ------   ------
Outstanding at beginning of year 90,000   $   27      92,700   $   27
  Granted                        10,700       45       3,000       39
  Exercised/retired              (7,200)   27-45      (5,700)      27
                                 ------               ------
Outstanding at end of year       93,500   $27-45      90,000   $27-39
                                 ------               ------
                                 ------               ------
Exercisable at end of year       62,400   $27-45      49,200   $27-39
                                 ------               ------
                                 ------               ------

 The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                          1996                1995
                                         ------              ------
Net Income          As reported          $9,810              $8,766
                    Pro forma            $9,758              $8,758

Earnings per share  As reported          $ 4.56              $ 4.27
                    Pro forma            $ 4.53              $ 4.26

 Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

               First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


NOTE N - CAPITAL REQUIREMENTS

   The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require that the Subsidiary Banks maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to total assets.

   As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Subsidiary Banks' categories.

               First Place Financial Corporation and Subsidiaries

                      December 31, 1996, 1995 and 1994


   At December 31, the capital ratios were (dollars in thousands):


                                                                             For Capital
                    Actual                                                Adequacy Purposes
               ---------------                               ------------------------------------------
1996:          Amount    Ratio                               Amount                               Ratio
               -------   -----                               -------                              -----
Total capital (to risk weighted assets):
Consolidated   $69,265   13.02%   GREATER THAN OR EQUAL TO   $42,567   GREATER THAN OR EQUAL TO   8.0%
FNBF           $51,314   12.68%   GREATER THAN OR EQUAL TO   $32,386   GREATER THAN OR EQUAL TO   8.0%
BNBD           $12,273   12.28%   GREATER THAN OR EQUAL TO   $ 7,994   GREATER THAN OR EQUAL TO   8.0%
WBG            $ 3,865   14.16%   GREATER THAN OR EQUAL TO   $ 2,183   GREATER THAN OR EQUAL TO   8.0%

Tier 1 capital (to risk-weighted assets):
Consolidated   $62,586   11.76%   GREATER THAN OR EQUAL TO   $21,284   GREATER THAN OR EQUAL TO   4.0%
FNBF           $46,233   11.42%   GREATER THAN OR EQUAL TO   $16,193   GREATER THAN OR EQUAL TO   4.0%
BNBD           $11,018   11.03%   GREATER THAN OR EQUAL TO   $ 3,997   GREATER THAN OR EQUAL TO   4.0%
WBG            $ 3,522   12.91%   GREATER THAN OR EQUAL TO   $ 1,092   GREATER THAN OR EQUAL TO   4.0%

Leverage ratio (Tier 1 capital to adjusted assets):
Consolidated   $62,586    7.84%   GREATER THAN OR EQUAL TO   $31,937   GREATER THAN OR EQUAL TO   4.0%
FNBF           $46,233    7.27%   GREATER THAN OR EQUAL TO   $25,422   GREATER THAN OR EQUAL TO   4.0%
BNBD           $11,018    8.55%   GREATER THAN OR EQUAL TO   $ 5,157   GREATER THAN OR EQUAL TO   4.0%
WBG            $ 3,522    7.86%   GREATER THAN OR EQUAL TO   $ 1,792   GREATER THAN OR EQUAL TO   4.0%



                                                           To Be Well
                                                       Capitalized Under
                                                       Prompt Corrective
                                                       Action Provisions
                                           ------------------------------------------
                            1996:          Amount                               Ratio
                                           -------                              -----
                            Total capital (to risk weighted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $40,483   GREATER THAN OR EQUAL TO   10.0%
GREATER THAN OR EQUAL TO    BNBD           $ 9,992   GREATER THAN OR EQUAL TO   10.0%
GREATER THAN OR EQUAL TO    WBG            $ 2,729   GREATER THAN OR EQUAL TO   10.0%

                            Tier 1 capital (to risk-weighted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $24,290   GREATER THAN OR EQUAL TO    6.0%
GREATER THAN OR EQUAL TO    BNBD           $ 5,995   GREATER THAN OR EQUAL TO    6.0%
GREATER THAN OR EQUAL TO    WBG            $ 1,637   GREATER THAN OR EQUAL TO    6.0%

                            Leverage ratio (Tier 1 capital to adjusted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $31,777   GREATER THAN OR EQUAL TO    5.0%
GREATER THAN OR EQUAL TO    BNBD           $ 6,446   GREATER THAN OR EQUAL TO    5.0%
GREATER THAN OR EQUAL TO    WBG            $ 2,240   GREATER THAN OR EQUAL TO    5.0%






                                                                             For Capital
                    Actual                                                Adequacy Purposes
               ---------------                               ------------------------------------------
1995:          Amount    Ratio                               Amount                               Ratio
               -------   -----                               -------                              -----
Total capital (to risk weighted assets):
Consolidated   $61,167   13.57%   GREATER THAN OR EQUAL TO   $36,055   GREATER THAN OR EQUAL TO   8.0%
FNBF           $45,781   13.22%   GREATER THAN OR EQUAL TO   $27,713   GREATER THAN OR EQUAL TO   8.0%
BNBD           $10,889   13.13%   GREATER THAN OR EQUAL TO   $ 6,634   GREATER THAN OR EQUAL TO   8.0%
WBG            $ 3,596   16.88%   GREATER THAN OR EQUAL TO   $ 1,704   GREATER THAN OR EQUAL TO   8.0%

Tier 1 capital (to risk-weighted assets):
Consolidated   $55,498   12.31%   GREATER THAN OR EQUAL TO   $18,028   GREATER THAN OR EQUAL TO   4.0%
FNBF           $41,422   11.96%   GREATER THAN OR EQUAL TO   $13,856   GREATER THAN OR EQUAL TO   4.0%
BNBD           $ 9,846   11.87%   GREATER THAN OR EQUAL TO   $ 3,317   GREATER THAN OR EQUAL TO   4.0%
WBG            $ 3,329   15.62%   GREATER THAN OR EQUAL TO   $   852   GREATER THAN OR EQUAL TO   4.0%

Leverage ratio (Tier 1 capital to adjusted assets):
Consolidated   $55,498    8.06%   GREATER THAN OR EQUAL TO   $27,541   GREATER THAN OR EQUAL TO   4.0%
FNBF           $41,422    7.47%   GREATER THAN OR EQUAL TO   $22,172   GREATER THAN OR EQUAL TO   4.0%
BNBD           $ 9,846    8.63%   GREATER THAN OR EQUAL TO   $ 4,565   GREATER THAN OR EQUAL TO   4.0%
WBG            $ 3,329   10.33%   GREATER THAN OR EQUAL TO   $ 1,289   GREATER THAN OR EQUAL TO   4.0%



                                                           To Be Well
                                                       Capitalized Under
                                                       Prompt Corrective
                                                       Action Provisions
                                           ------------------------------------------
                            1995:          Amount                               Ratio
                                           -------                              -----
                            Total capital (to risk weighted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $34,641   GREATER THAN OR EQUAL TO   10.0%
GREATER THAN OR EQUAL TO    BNBD           $ 8,292   GREATER THAN OR EQUAL TO   10.0%
GREATER THAN OR EQUAL TO    WBG            $ 2,131   GREATER THAN OR EQUAL TO   10.0%

                            Tier 1 capital (to risk-weighted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $20,785   GREATER THAN OR EQUAL TO    6.0%
GREATER THAN OR EQUAL TO    BNBD           $ 4,975   GREATER THAN OR EQUAL TO    6.0%
GREATER THAN OR EQUAL TO    WBG            $ 1,278   GREATER THAN OR EQUAL TO    6.0%

                            Leverage ratio (Tier 1 capital to adjusted assets):
GREATER THAN OR EQUAL TO    Consolidated                      N/A
GREATER THAN OR EQUAL TO    FNBF           $27,715   GREATER THAN OR EQUAL TO    5.0%
GREATER THAN OR EQUAL TO    BNBD           $ 5,707   GREATER THAN OR EQUAL TO    5.0%
GREATER THAN OR EQUAL TO    WBG            $ 1,611   GREATER THAN OR EQUAL TO    5.0%

Notes:
   Tier 1 capital: Stockholders' equity minus intangibles.
   Tier 2 capital: Allowance for loan losses up to 1.25% of risk-weighted assets.
   Total capital:  The sum of Tier 1 plus Tier 2 capital.
   Leverage ratio: Tier 1 capital divided by total adjusted assets.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
First Place Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Place Financial Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                       (signed) KPMG Peat Marwick LLP

Albuquerque, New Mexico
January 27, 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
First Place Financial Corporation

We have audited the accompanying consolidated balance sheet of First Place Financial Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Place Financial Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                       (signed) Chandler & Company LLP

Farmington, New Mexico
February 2, 1996

                                 EXHIBIT INDEX


Exhibit No.      Description                                        Page No.
-----------      ------------                                       --------
  3(i)           Articles of Incorporation of Registrant                *

  3(ii)          Bylaws of Registrant                                   *

  21             Subsidiaries of First Place                           **

  23.1           Consent of KPMG Peat Marwick LLP                      62

  23.2           Consent of Chandler & Company LLP                     63

  27             Financial Data Schedule                               64

-------------
* Incorporated by reference from the Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995,
   Registration No. 33-91310

** Incorporated by reference from Item 1, Part I under the caption
   "Business of the Company" of this Form 10-K