Form 10-Q
period 1997-03-31
FIRST PLACE FINANCIAL CORP
filed 1997-05-12
CIK 740728

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                  ----------------

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1997
                                              --------------

                                OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to _______


                        Commission file number 0-25956

                       FIRST PLACE FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEW MEXICO                                       85-0317365
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S) Employer
incorporation or organization)                          Identification No.

                             100 East Broadway
                        Farmington, New Mexico  87401
       ----------------------------------------------------------------
       (Address, including ZIP Code, or registrant's executive offices)

                                 (505) 324-9500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

      YES   X                                    NO
           ---                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
         Class                                                April 25, 1997
---------------------------                                   --------------
Common shares, no par value                                      2,135,172

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                   FIRST PLACE FINANCIAL CORPORATION

                                FORM 10Q

                                 INDEX

                                                                      Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.   Financial Statements:
          Consolidated Balance Sheets--March 31, 1997,
            December 31, 1996 and March 31, 1996                        3

          Consolidated Statements of Income -- Three months
            ended March 31, 1997 and 1996                               4

          Consolidated Statements of Cash Flows -- Three months
            ended March 31, 1997 and 1996                               5

          Notes to the Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8

PART II.  OTHER INFORMATION
--------  -----------------
Item 6.   Exhibits and Reports on Form 8-K                             13



SIGNATURES                                                             14
----------




                                    (2)

                    FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                           (in thousands)
                                                                March 31,    December 31,   March 31,
                                                                  1997          1996          1996
                                                               (Unaudited)                 (Unaudited)
                                                               -----------   -----------   ----------
                             ASSETS
Cash and due from banks                                         $ 48,536      $ 49,487      $ 36,682
Interest-bearing deposits in banks                                 6,973         2,391        28,314
Federal funds sold                                                 3,076         7,835           ---
                                                                --------      --------      --------
      Total cash and cash equivalents                             58,585        59,713        64,996
                                                                --------      --------      --------
Investment securities:
  Available for sale (at market value)                           261,231       244,687       219,539
                                                                --------      --------      --------
Loans                                                            472,763       468,188       422,692
Allowance for loan losses                                         (8,593)       (8,933)       (8,567)
                                                                --------      --------      --------
      Total net loans                                            464,170       459,255       414,125
                                                                --------      --------      --------
Bank premises and equipment, net                                  16,463        16,223        12,759
Other real estate owned                                            1,558         1,712           483
Other assets                                                      18,671        19,020        15,424
                                                                --------      --------      --------
Total Assets                                                    $820,678      $800,610      $727,326
                                                                --------      --------      --------
                                                                --------      --------      --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                                    $ 95,733      $ 94,907      $104,958
  Interest-bearing demand                                        104,575        98,736        72,852
  Savings and money market accounts                              114,421       110,392       111,053
  Time certificates, $100,000 and over                           161,349       164,976       160,598
  Other time certificates                                        119,620       118,882       115,747
                                                                --------      --------      --------
      Total deposits                                             595,698       587,893       565,208

Securities sold under agreements to repurchase                    70,062        68,739        44,404
Federal funds purchased                                           11,855        15,785         9,245
Long term and other notes payable                                 67,556        52,020        40,352
Other liabilities                                                  9,607        11,413         8,852
                                                                --------      --------      --------
    Total liabilities                                            754,778       735,850       668,061
                                                                --------      --------      --------

Stockholders' equity:
  Common stock, no par value:
  Authorized shares - 5,000,000
  Issued shares - 2,135,172 at 3/31/97; 2,123,157 at
    12/31/96; 2,118,318 at 3/31/96                                13,955        13,634        13,657
  Additional paid-in-capital                                         124           124           102
  Net unrealized holding gain on securities available for sale       242           967           254
  Retained earnings                                               51,579        50,035        45,505
                                                                --------      --------      --------
    Subtotal                                                      65,900        64,760        59,518

  Treasury stock, at cost - 6,342 shares at 3/31/96                  ---           ---          (253)
                                                                --------      --------      --------
      Total stockholders' equity                                  65,900        64,760        59,265
                                                                --------      --------      --------
Total Liabilities and Stockholders' Equity                      $820,678      $800,610      $727,326
                                                                --------      --------      --------
                                                                --------      --------      --------

See notes to consolidated financial statements.

                                               (3)

        FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                             (in thousands, except
                                                 per share data)
                                               Three Months Ended
                                                    March 31,
                                              ---------------------
                                                 1997        1996
                                              ---------   ---------
Interest income:
  Loans, including fees                       $  11,296   $  10,176
  Investment securities:
    Taxable                                       2,852       2,370
    Tax-exempt                                      761         674
  Interest-bearing deposits                          77         180
  Federal funds sold                                 49           2
                                              ---------   ---------
    Total interest income                        15,035      13,402
                                              ---------   ---------
Interest expense:
  Time deposits of $100,000 and over              2,379       2,306
  Other deposits                                  3,491       3,029
  Short-term borrowings                           1,011         642
  Other borrowings                                  928         570
                                              ---------   ---------
    Total interest expense                        7,809       6,547
                                              ---------   ---------
Net interest income                               7,226       6,855
Provision for loan losses                           330         235
                                              ---------   ---------
Net interest income after provision for
 loan losses                                      6,896       6,620
                                              ---------   ---------
Other income:
  Service charges on deposit accounts               634         657
  Other service charges and fees                    409         428
  Investment securities gains                        --           5
  Other operating income                             88         358
                                              ---------   ---------
    Total other income                            1,131       1,448
                                              ---------   ---------
Other expense:
  Salaries and employee benefits                  2,673       2,470
  Occupancy expenses, net                           547         481
  Other operating expenses                        1,693       1,498
                                              ---------   ---------
    Total other expenses                          4,913       4,449
                                              ---------   ---------
Income before income taxes                        3,114       3,619
Income taxes                                        816       1,134
                                              ---------   ---------
Net Income                                    $   2,298   $   2,485
                                              ---------   ---------
                                              ---------   ---------
Net Income Per Share                          $    1.06   $    1.17
                                              ---------   ---------
                                              ---------   ---------
Dividends Declared Per Share                  $    0.35   $    0.32
                                              ---------   ---------
                                              ---------   ---------
Weighted average shares and common
  share equivalents outstanding               2,170,577   2,132,096
                                              ---------   ---------
                                              ---------   ---------

See notes to consolidated financial statements.

                                (4)

        FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                        (in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                         1997      1996
                                                      --------   --------
Cash flows from operating activities:
  Net income                                          $  2,298   $  2,485
  Adjustments to reconcile net income to net cash
   provided by operations:
    Amortization                                           (81)       (58)
    Depreciation                                           359        256
    Provision for loan losses                              330        235
    (Increase) decrease in other assets                    349     (1,182)
    Increase (decrease) in other liabilities              (966)     2,035
    Gain on sale of property, plant and equipment          (13)        (2)
    Gain on sale of other real estate                      (22)      (246)
    Gain on sale of investment securities                  ---         (5)
    Provision for deferred income taxes                    215         84
                                                      --------   --------
Net cash provided by operating activities                2,469      3,602
                                                      --------   --------
Cash flows from investing activities:
  Proceeds from sales of investment securities             ---        584
  Proceeds from maturities of investment securities     24,156      9,624
  Purchases of investment securities                   (41,704)   (12,431)
  Net change in loans                                   (5,308)   (18,269)
  Proceeds from sale of property, plant and equipment       16         91
  Proceeds from sale of other real estate                  238        327
  Purchase of property and equipment                      (600)    (2,025)
                                                      --------   --------
Net cash used by investing activities                  (23,202)   (22,099)
                                                      --------   --------
Cash flows from financing activities:
  Net change in deposit accounts                        10,694     16,043
  Net change in certificates of deposit                 (2,888)    20,118
  Net change in securities sold under agreements
    to repurchase                                        1,323     (7,525)
  Net change in federal funds purchased                 (3,930)     4,880
  Net change in interest-bearing demand notes           15,535      1,710
  Cash dividends paid                                   (1,450)    (1,368)
  Acquisition of treasury stock                            ---        (87)
  Proceeds from sale of treasury stock                     ---        360
  Proceeds from issuance of common stock                   321         88
                                                      --------   --------
Net cash provided by financing activities               19,605     34,219
                                                      --------   --------
Net increase (decrease) in cash and cash equivalents    (1,128)    15,722
Cash and cash equivalents at beginning of period        59,713     49,274
                                                      --------   --------

Cash and cash equivalents at end of period            $ 58,585   $ 64,996
                                                      --------   --------
                                                      --------   --------


See notes to consolidated financial statements


                                     (5)

                    FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during period for:
    Interest                                          $  7,687   $  6,555
    Taxes                                                  726        ---
  Non-cash assets acquired through foreclosure              46        ---














                                    (6)

        FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED STATEMENTS

Note 1 - The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements for March 31, 1997 and March 31, 1996, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.

Note 2 - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 128, EARNINGS PER SHARE, which supersedes Accounting Practice Bulletin No. 15, EARNINGS PER SHARE. SFAS No. 128, which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS), was issued to simplify the computation of EPS. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB
15. SFAS No. 128 is effective for financial statements ending after December 15, 1997. The impact of SFAS No. 128 is not expected to be material in relation to the consolidated financial statements.

Note 3 - On January 1, 1997, First Place Financial Corporation and its subsidiaries adopted SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as amended by SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125.

                            (7)

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997


This management discussion and analysis of financial condition should be read in conjunction with the consolidated financial statements and accompanying notes and Form 10-K for the year-ended December 31, 1996.

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not expect" and "are expected to", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Various factors such as, national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect First Place Financial Corporation and its subsidiaries' financial performance and could cause actual results for future periods to differ from those anticipated.

OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") combined operations (the "Company") recorded, for the first three months of 1997, net income of $2,298,000, compared to net income of $2,485,000 for the first three months of 1996. On a per share basis, net income for the first three months of 1997 was $1.06, compared to $1.17 net income per share for the same period a year ago. The net income for the first three months of 1997 decreased $187,000 from net income reported for the first three months of 1996 due to the net result of net interest income increasing $371,000 and taxes decreasing $318,000, offset by increases in the provision for loan losses of $95,000, other income decreasing $317,000 and other expenses increasing $464,000.

On an annualized basis, the return on average assets for the first three months of 1997 was 1.16 percent and the return on average assets for the first three months of 1996 was 1.44 percent. On an annualized basis, the return on average equity for the three months of 1997 was 14.09 percent compared to 16.82 percent for the same period a year ago. At December 31, 1996, the return on average assets and the return on average equity were 1.33 percent and 15.90 percent, respectively.

                            (8)

NET INTEREST INCOME

Interest income for the quarter ended March 31, 1997, was $15,035,000, a 12.2 percent increase over the $13,402,000 recorded for the first quarter of 1996. Total interest earning assets averaged $735,873,000, up $89,900,000 from the average earning assets of $645,973,000 for the quarter ended March 31, 1996. This increase was primarily due to the $57,447,000 increase in average loans and the $38,119,000 increase in average securities. The average yield on earning assets for the first quarter of 1997 was 8.43 percent, down slightly from 8.56 percent for the like period a year ago.

Interest expense for the quarter ended March 31, 1997, was $7,809,000 a 19.3 percent increase compared to $6,547,000 for the quarter ended March 31, 1996. Average interest-bearing liabilities were $641,225,000 for the first quarter of 1997, a
19.5 percent increase from the average interest-bearing liabilities of $536,395,000 for the first quarter of 1996. The average rate paid on these liabilities for the first quarter of 1997 was 4.87 percent compared to 4.88 percent paid for the same period a year ago.

Net interest income increased $371,000 for the first three months of 1997 compared to the first three months of 1996. Net interest margin, on a fully tax-equivalent basis, expressed as a percent of total average earning assets for the first quarter of 1997, was 4.18 percent, down from 4.51 percent a year ago. Average interest-bearing liabilities were 87.1 percent of average earning assets for the first quarter of 1997, up from the 83.0 percent for the same period a year ago. This increase was primarily due to the introduction of the "All-In-One" checking account in September 1996 which shifted accounts from noninterest-bearing deposits to interest-bearing demand accounts.

OTHER INCOME

The Company recorded for the first three months of 1997 other income of $1,131,000, down $317,000 from the $1,448,000 recorded in the first three months of 1996. Gains on sale of other real estate owned decreased approximately $200,000 from the first quarter of 1996 compared to the first quarter of 1997.

OTHER EXPENSES

Other expenses for the three months ended March 31, 1997 were $4,913,000, up $464,000 from the $4,449,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $200,000, credit card expenses of $100,000 (1996 included a $90,000 non-recurring credit adjustment) and net operating losses on low income housing of $60,000.

                            (9)

INCOME TAXES

The income tax expense for the first three months of 1997 was $816,000, down $318,000 from $1,134,000 recorded for the first quarter of 1996. The effective tax rate for the first quarter of 1997 and 1996 was 26 percent and 31 percent, respectively. The decrease in the effective tax rate was primarily due to low income housing tax credits which were purchased by FNBF during 1996.

BALANCE SHEET REVIEW

Average total assets were $804,068,000 for the first three months of 1997 compared to $701,798,000 for the first three months of 1996. Period-end assets were $820,678,000, $800,610,000 and
$727,326,000 at March 31, 1997, December 31, 1996, and March 31,
1996, respectively. Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks decreased from $28,314,000 at March 31, 1996 to $6,973,000 at
March 31, 1997. The Company deposited excess funds at the end of the first quarter of 1996 into the Federal Home Loan Bank in lieu of selling the funds in the federal funds market.

Loans increased $50,071,000 to $472,763,000 at March 31, 1997, from $422,692,000 at March 31, 1996.  Loans at March 31, 1997,
increased $4,575,000 from December 31, 1996.

Total deposits of $595,698,000 at March 31, 1997, increased $7,805,000 and $30,490,000 from December 31, 1996 and March 31,
1996, respectively. Noninterest-bearing deposits of $95,733,000 at March 31, 1997, decreased $9,225,000 from the $104,958,000 reported at March 31, 1996. This decrease was primarily due to the transfer of noninterest-bearing deposits to interest-bearing deposits during the third quarter of 1996. This was the result of the introduction of the "All-In-One" checking account at FNBF. This product shift was the primary reason for interest-bearing demand deposits increasing $31,723,000 from the $72,852,000 reported at March 31, 1996.

Securities sold under agreements to repurchase as of March 31, 1997, were $70,062,000 compared to $68,739,000 as of December 31,
1996 and $44,404,000 as of March 31, 1996. Federal funds purchased were $11,855,000 as of March 31, 1997, compared to $15,785,000 as of December 31, 1996, and $9,245,000 as of March
31, 1996. Long term and other notes payable, which consist primarily of advances from Federal Home Loan Banks were $67,556,000 as of March 31, 1997, compared to $52,020,000 as of
December 31, 1996, and $40,352,000 at March 31, 1996.  Advances
taken during the first quarter of 1997 in the amount of $10,000,000 were used to match fund 15-year fixed-rate mortgages and $6,300,000 in advances were used to purchase taxable securities.

                            (10)

ASSET QUALITY

Nonperforming loans and other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                              (in thousands)
                                   -----------------------------------
                                   March 31,   December 31,   March 31,
                                     1997          1996         1996
                                    ------        ------       ------
Nonaccrual loans                    $1,932        $1,702       $4,141
Accruing loans past due 90
 days or more                          280           256          208
Restructured loans                      --           351           --
OREO and other foreclosed
 assets                              1,709         1,995          484
                                    ------        ------       ------
Total nonperforming assets          $3,921        $4,304       $4,833
                                    ------        ------       ------
                                    ------        ------       ------

The decrease of $2,209,000 in nonaccrual loans from a year ago was primarily attributed to a large real estate loan which was foreclosed and reported in OREO in May 1996. As of March 31, 1997, a substantial portion of this property had been sold out of OREO.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                              (in thousands)
                                   -----------------------------------
                                   March 31,   December 31,  March 31,
                                     1997          1996        1996
                                    ------       -------       ------
Beginning balance                   $8,933       $ 8,588       $8,588
  Provision charged to expense         330         1,155          235
  Recoveries on loans
   previously charged-off              287           995          152
  Loans charged-off                   (957)       (1,805)        (408)
                                    ------       -------       ------
Balance                             $8,593       $ 8,933       $8,567
                                    ------       -------       ------
                                    ------       -------       ------

The Company considered the allowance for loan losses at March 31, 1997, to be adequate to absorb known risks in the loan portfolio. The $549,000 increase in the 1997 year-to-date charge-offs compared to the same period a year ago was in the commercial and consumer loan categories. Year-to-date loan charge-offs were .20 percent of loans outstanding at March 31, 1997, compared to .10 percent at March 31, 1996. Management does not expect charge-offs to continue at this rate for the remainder of 1997.

                               (11)

LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits, the prudent usage of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by the federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The company has increased its federal funds lines of credit by $15,000,000 from a year ago bringing the total of such lines to $53,000,000 as of March 31, 1997. The ratio of loans to deposits, which is a measure of liquidity, was 79.4 percent at quarter end compared to
79.6 percent and 74.8 percent at December 31, 1996, and March 31, 1996, respectively.

While the above-mentioned sources of liquidity are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend upon future economic and market conditions.

ASSET/LIABILITY MANAGEMENT

The subsidiary banks' Asset Liability Management Committees ("ALCO") are responsible for the identification, assessment and management of the liquidity and interest rate risk of the respective subsidiary banks. The ALCO has focused on maintaining acceptable liquidity levels and maintaining a position of minimal interest rate risk exposure with an emphasis on deposit gathering, nondeposit options and taking advantage of lending opportunities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of March 31, 1997. The Company's risk-based capital ratios at March 31, 1997, were:

    Tier 1 capital (regulatory minimum = 4.00% or above) was 11.60 percent compared to 11.76 percent at year end.

    Total capital (regulatory minimum = 8.00% or above) was 12.86 percent compared to 13.02 percent at year end.

    Leverage ratio (regulatory minimum = 4.00% or above) was 7.68 percent compared to 7.84 percent at year end.

Stockholders' equity increased to $65,900,000 or 11.2 percent from a year ago and was up $1,140,000 from year-end 1996. This growth was due to earnings retention. The ratio of stockholders' equity to total assets was 8.03 percent at March 31, 1997, down from 8.09 percent and 8.15 percent at December 31, 1996, and March 31, 1996, respectively.

                           (12)

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibits 27. Financial Data Schedule

          (b)  Reports on Form 8-K

               (1)  Report dated January 29, 1997, regarding the
                    Company's financial results for the year-ended December 31, 1996.

               (2)  Report dated April 25, 1997, regarding the
                    Company's results for the first quarter ended
                    March 31, 1997, and reporting the quarterly dividend payable May 1, 1997.


                           (13)

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FIRST PLACE FINANCIAL CORPORATION
                               ---------------------------------
                                            (Registrant)



Date:  May 7, 1997             James D. Rose
     -----------------         --------------------------------
                               James D. Rose
                               President and Chief Operating Officer




                           (14)