Form 10-Q
period 1997-06-30
FIRST PLACE FINANCIAL CORP
filed 1997-08-12
CIK 740728

============================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                  _________

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______


                        Commission file number 0-25956

                      FIRST PLACE FINANCIAL CORPORATION
       ----------------------------------------------------------------
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

                               (505) 324-9500
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
         of the Securities Exchange Act of 1934 during the preceding
                 12 months, and (2) has been subject to such
                  filing requirements for the past 90 days.



     YES   X                                                    NO
        -------                                                   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
          Class                                        July 25, 1997
---------------------------                           --------------
Common shares, no par value                              2,144,322

==============================================================================

                          FIRST PLACE FINANCIAL CORPORATION

                                       FORM 10Q

                                        INDEX

                                                                     PAGE
PART I.  FINANCIAL INFORMATION                                      NUMBER
                                                                    ------
Item 1.  Financial Statements:

         Consolidated Balance Sheets -- June 30, 1997,
           December 31, 1996 and June 30, 1996                         3

         Consolidated Statements of Income -- Three months
           and six months ended June 30, 1997 and 1996                 4

         Consolidated Statements of Cash Flows -- Three months
           and six months ended June 30, 1997 and 1996                 5

         Notes to the Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                            15

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              (in thousands)
                                                  ----------------------------------------
                                                    June 30,    December 31,     June 30,
                                                     1997           1996           1996
                   ASSETS                         (Unaudited)                  (Unaudited)
                                                  -----------   ------------   -----------
Cash and due from banks                            $ 52,690       $ 49,487       $ 41,869
Interest-bearing deposits                            12,715          2,391         12,430
Federal funds sold                                   17,660          7,835          4,000
                                                   --------       --------       --------
  Total cash and cash equivalents                    83,065         59,713         58,299
                                                   --------       --------       --------

Investment securities:
  Available for sale (at market value)              262,687        244,687        220,132
                                                   --------       --------       --------

Loans                                               467,529        468,188        435,786
Allowance for loan losses                            (7,858)        (8,933)        (8,721)
                                                   --------       --------       --------
  Total net loans                                   459,671        459,255        427,065
                                                   --------       --------       --------

Bank premises and equipment, net                     16,632         16,223         14,288
Other real estate owned                               1,576          1,712          3,290
Other assets                                         19,594         19,020         17,286
                                                   --------       --------       --------

Total Assets                                       $843,225       $800,610       $740,360
                                                   --------       --------       --------
                                                   --------       --------       --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                       $114,172        $94,907       $105,378
  Interest-bearing demand                           103,212         98,736         72,676
  Savings and money market accounts                 106,635        110,392        110,905
  Time certificates, $100,000 and over              157,654        164,976        170,843
  Other time certificates                           118,148        118,882        115,892
                                                   --------       --------       --------
      Total deposits                                599,821        587,893        575,694

Securities sold under agreements to repurchase       64,236         68,739         49,579
Federal funds purchased                              26,164         15,785          8,370
Long term and other notes payable                    75,050         52,020         38,836
Other liabilities                                     9,503         11,413          7,781
                                                   --------       --------       --------
  Total liabilities                                 774,774        735,850        680,260
                                                   --------       --------       --------

Stockholder's equity:
  Common stock, no par value
  Authorized shares - 5,000,000
  Issued shares - 2,136,072 at 6/30/97;
    2,123,157 at 12/31/96;
    2,122,125 at 6/30/96                             13,978         13,634         13,729
  Additional paid-in capital                            124            124            118
  Net unrealized holding gain (loss) on
   securities available for sale                      1,114            967           (639)
  Retained earnings                                  53,235         50,035         47,283
  Treasury stock, at cost - 9,468 shares
   at 6/30/96                                           ---            ---           (391)
                                                   --------       --------       --------
      Total stockholders' equity                     68,451         64,760         60,100
                                                   --------       --------       --------

Total Liabilities and Stockholders' Equity         $843,225       $800,610       $740,360
                                                   --------       --------       --------
                                                   --------       --------       --------


See notes to consolidated financial statements

                                      (3)

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           (in thousands, except per share)
                                      ------------------------------------------
                                        Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                      --------------------  --------------------
                                         1997      1996       1997       1996
                                      ---------  ---------  ---------  ---------
Interest income:
  Loans, including fees                 $11,757    $10,637    $23,141    $20,899
  Investment securities:
    Taxable                               2,933      2,469      5,785      4,839
    Tax-exempt                              789        679      1,550      1,353
  Interest-bearing deposits                 177        226        254        407
  Federal funds sold                         94         59        143         61
                                      ---------  ---------  ---------  ---------
    Total interest income                15,750     14,070     30,873     27,559
                                      ---------  ---------  ---------  ---------

Interest expense:
  Time deposits $100,000 and over         2,359      2,380      4,739      4,686
  Other deposits                          3,650      3,194      7,141      6,223
  Short-term borrowings                   1,122        726      2,133      1,368
  Other borrowings                        1,048        591      1,976      1,162
                                      ---------  ---------  ---------  ---------
    Total interest expense                8,179      6,891     15,989     13,439
                                      ---------  ---------  ---------  ---------

Net interest income                       7,571      7,179     14,884     14,120
Provision for loan losses                   405        270        735        505
                                      ---------  ---------  ---------  ---------

Net interest income after provision
  for loan losses                         7,166      6,909     14,149     13,615
                                      ---------  ---------  ---------  ---------

Other income:
  Service charges on deposit accounts       680        685      1,314      1,342
  Other service charges and fees            365        324        675        664
  Investment securities gains (losses)     (129)         0       (129)         5
  Other operating income                    205        124        297        482
                                      ---------  ---------  ---------  ---------
    Total other income                    1,121      1,133      2,157      2,493
                                      ---------  ---------  ---------  ---------

Other expense:
  Salaries and employee benefits          2,713      2,540      5,386      5,010
  Occupancy expenses, net                   592        472      1,139        953
  Other operating expenses                1,758      1,541      3,442      3,036
                                      ---------  ---------  ---------  ---------
    Total other expenses                  5,063      4,553      9,967      8,999
                                      ---------  ---------  ---------  ---------

Income before income taxes                3,224      3,489      6,339      7,109
Income taxes                                820      1,035      1,637      2,169
                                      ---------  ---------  ---------  ---------

Net Income                                2,404     $2,454     $4,702     $4,940
                                      ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------

Net Income Per Share                      $1.10      $1.14      $2.16      $2.31
                                      ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------

Dividends Declared Per Share              $0.35      $0.32      $0.70      $0.64
                                      ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------

Weighted average shares and common
  share equivalents outstanding       2,178,036  2,143,620  2,173,881  2,136,626
                                      ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------


See notes to consolidated financial statements

                                      (4)

                        FIRST PLACE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     (in thousands)
                                                    Six Months Ended
                                                        June 30
                                                -----------------------
                                                  1997           1996
                                                --------       --------
Cash flow from operating  activities:
  Net income                                    $  4,702       $  4,940
  Adjustments to reconcile net income
   to net cash provided by operations:
     Amortization                                   (160)           (80)
     Depreciation                                    729            514
     Provision for loan losses                       735            505
     (Increase) decrease in other assets            (430)           257
     Increase (decrease) in other liabilities     (1,070)           955
     (Gain) loss on sale of property, plant
      and equipment                                  (13)            (9)
     (Gain) on sale of other real estate            (202)          (259)
     (Gain) loss on sale of available-for-sale
       securities                                    129             (5)
     Provision for deferred income taxes            (428)            83
                                                --------       --------

Net cash provided by operating activities          3,992          6,901
                                                --------       --------

Cash flows from investing activities:
  Proceeds from  sales of available-for-sale
   securities                                     13,039            583
  Proceeds from maturities of
   available-for-sale securities                  60,179         22,439
  Purchases of available-for-sale securities     (90,901)       (27,161)
  Net change in loans                             (1,565)       (37,159)
  Proceeds from the sale of property, plant
   and equipment                                      17            104
  Proceeds from sale of other real estate            752            365
  Purchase of property and equipment              (1,142)        (3,818)
                                                --------       --------

Net cash used by investing activities            (19,621)       (44,647)
                                                --------       --------

Cash flows from financing activities:
  Net change in deposit accounts                  19,984         16,140
  Net change in certificates of deposit           (8,056)        30,508
  Net change in securities sold
   under agreements to repurchase                 (4,502)        (2,350)
  Net change in federal funds purchased           10,379          4,005
  Net change in long-term and other
   notes payable                                  23,030            194
  Cash dividends paid                             (2,198)        (2,037)
  Acquisition of treasury stock                      ---           (248)
  Proceeds from sale of treasury stock               ---            383
  Proceeds from issuance of common stock             344            176
                                                --------       --------

Net cash provided by financing activities         38,981         46,771
                                                --------       --------

Net increase in cash and
 cash equivalents                                 23,352          9,025
Cash and cash equivalents at beginning
 of period                                        59,713         49,274
                                                --------       --------

Cash and cash equivalents at end of period      $ 83,065       $ 58,299
                                                --------       --------
                                                --------       --------


See notes to consolidated financial statements

                                      (5)

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
     Interest                                     16,399         13,578
     Taxes                                         1,374          2,322
  Non-cash assets acquired through foreclosure        35          2,850





























                                      (6)

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS

Note 1 - The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements for June 30, 1997 and June 30, 1996, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classification.

Note 2 - In January, 1997, the Securities and Exchange Commission (SEC) approved rule amendments regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The amendments require expanded disclosure of accounting policies for derivative financial instruments in the financial statements. The amendments also expand disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk exposures. The disclosures related to qualitative and quantitative information should be made outside the financial statements in the Form 10-K. The expanded accounting policy disclosures are effective for the quarter ended June 30, 1997. The Company believes that the financial statement disclosures for derivative financial instruments contained in the notes to the 1996 consolidated financial statements substantially comply with the requirements of the SEC's rule amendments, and no further interim disclosures have been provided. The rule amendments that required disclosure of quantitative and qualitative market risk are effective for the Company's 1997 Form 10-K.

Note 3 - In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. SFAS No. 130 is effective for the Company's financial statements beginning in 1998. Earlier application is permitted.

Note 4 - In June, 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. SFAS No. 131 is effective for the Company's financial statements beginning in 1998.








                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") combined operations (the "Company") recorded, for the first six months of 1997, net income of $4,702,000, compared to net income of $4,940,000 for the first six months of 1996. On a per share basis, net income for the first six months of 1997 was $2.16, compared to $2.31 net income per share for the same period a year ago. The net income for the first six months of 1997 decreased $238,000 from net income reported for the first six months of 1996 due to the net result of net interest income increasing $764,000 and income taxes decreasing $532,000, offset by increases in the provision for loan losses of $230,000, other income decreasing $336,000 and other expenses increasing $968,000. Net income of $2,404,000 was recorded for the second quarter of 1997 down $50,000 from the $2,454,000 recorded for the second quarter of 1996. On a per share basis, net income for the second quarter 1997 and 1996 was $1.10 and $1.14, respectively.

On an annualized basis, the return on average assets for the first six months of 1997 was 1.17 percent and the return on average assets for the first six months of 1996 was 1.39 percent. On an annualized basis, the return on average equity for the six months of 1997 was 14.34 percent compared to 16.58 percent for the same period a year ago. For the year-ended December 31, 1996, the return on average assets and the return on average equity were 1.33 percent and 15.90 percent, respectively.





                                      (8)

NET INTEREST INCOME

Interest income for the six months ended June 30, 1997, was $30,873,000, a 12.0 percent increase over the $27,559,000 recorded for the first six months of 1996. Total interest-earning assets averaged $741,632,000 up $82,215,000 from the average earning assets of $659,417,000 for the six months ended June 30, 1996. This increase was primarily due to the $50,207,000 increase in average loans and the $37,041,000 increase in average securities. The average yield on earning assets for the first six months of 1997 was 8.66 percent, down slightly from
8.68 percent for the like period a year ago.

Interest income for the quarter ended June 30, 1997, was $15,750,000, an 11.9 percent increase over the $14,070,000 recorded for the second quarter of 1996.

Interest expense for the six months ended June 30, 1997, was $15,989,000, a 19.0 percent increase compared to $13,439,000 for the six months ended June 30, 1996. Average interest-bearing liabilities were $646,666,000 for the first six months of 1997, a 17.0 percent increase from the average interest-bearing liabilities of $552,514,000 for the first six months of 1996. The average rate paid on these liabilities for the six months of 1997 was 4.99 percent compared to 4.90 percent paid for the same period a year ago.

Interest expense for the quarter ended June 30, 1997, was $8,179,000 a 18.7 percent increase compared to $6,891,000 for the quarter ended June 30, 1996.

Net interest income increased $764,000, or 5.4 percent, for the first six months of 1997 compared to the first six months in 1996. Net interest margin, on a fully tax-equivalent basis, expressed as a percent of total average earning assets for the first half of 1997, was 4.31 percent, down from 4.57 percent a year ago. Average interest-bearing liabilities were 87.2 percent of average earning assets for the first half of 1997, up from the 83.8 percent for the same period a year ago. This increase was primarily due to the introduction of the "All-In-One" checking account in September 1996 which shifted accounts from noninterest-bearing deposits to interest-bearing demand accounts.

Net interest income increased $392,000, or 5.5 percent, for the second quarter of 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $735,000 for year-to-date 1997, an increase of $230,000 or 45.5 percent from the year-ago period. For the second quarter of 1997, the provision for loan losses was $405,000, up $135,000 from the year-ago quarter. The provision increase was in response to the increase in loan volume and the increase in gross charge-offs in the second quarter of 1997. Gross charge-offs were up $521,000, or 54.4 percent, from the first quarter of 1997.


OTHER INCOME

The Company recorded for the first six months of 1997 other income of $2,157,000, down $336,000 from the $2,493,000 recorded in the first half of 1996. Gains on sale of other real estate owned decreased approximately $80,000 from the first six months of 1996 compared to the first six months of 1997. In addition, a $129,000 loss on sale of investment securities was recorded in the first half of 1997 compared to a $5,000 gain reported in the first six months of 1996.

                                      (9)

The Company recorded for the second quarter of 1997 other income of $1,121,000, down $12,000 from the $1,133,000 recorded for the same period in 1996. Gains on sale of other real estate owned increased approximately $135,000 from the second quarter of 1996 compared to the second quarter of 1997 offset by a $129,000 loss on sale of investment securities which was recorded in May 1997.


OTHER EXPENSES

Other expenses for the six months ended June 30, 1997 were $9,967,000, up $968,000 from the $8,999,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $376,000, occupancy expenses of $186,000, credit card expenses of $111,000 (1996 included a $90,000 non-recurring credit adjustment) and net operating losses on low income housing of $120,000. The salary and benefit increase was primarily the result of normal salary increases and the increase in full-time equivalent employees compared to last year. The occupancy increases were mainly in the repair and maintenance and depreciation categories. Net operating losses on low income housing were not booked until the fourth quarter of 1996.

Other expenses for the three months ended June 30, 1997, were $5,063,000, up $510,000 from the $4,553,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $173,000, occupancy expense of $120,000, and net operating losses on low income housing of $60,000.


INCOME TAXES

The income tax expense for the first half of 1997 was $1,637,000, down $532,000 from $2,169,000 recorded for the first half of 1996. The effective tax rate for the first six months of 1997 and 1996 was 26 percent and 31 percent, respectively. The decrease in the effective tax rate was primarily due to low income housing tax credits which were purchased by FNBF during 1996. These tax credits were reflected in the 1996 fourth quarter effective tax rate.

The income tax expense for the second quarter of 1997 was $820,000, down $215,000 from $1,035,000 recorded for the second quarter of 1996. The effective tax rate for the second quarter of 1997 and 1996 was 25 percent and 30 percent, respectively.


BALANCE SHEET REVIEW

Period-end assets were $843,225,000, $800,610,000 and $740,360,000 at June 30,
1997, December 31, 1996, and June 30, 1996, respectively. Average total assets were $812,137,000 for the first six months of 1997 compared to $718,325,000 for the first six months of 1996.

Securities available-for-sale were $262,687,000 at June 30, 1997, up $42,555,000 or 19.3 percent from one year ago, and up $18,000,000 from year-end 1996. This growth was primarily in short-term securities, utilizing funds acquired through securities sold under agreements to repurchase and in floating rate mortgage-backed securities funded by borrowings at the Federal Home Loan Bank.

Loans increased $31,743,000 to $467,529,000 at June 30, 1997, from $435,786,000 at June 30, 1996. Loans at June 30, 1997, decreased slightly from the $468,188,000 reported at December 31, 1996.



                                      (10)

Total deposits of $599,821,000 at June 30, 1997, increased $11,928,000 and $24,127,000 from December 31, 1996 and June 30, 1996, respectively. Noninterest-bearing deposits of $114,172,000 at June 30, 1997, increased $8,794,000 from the $105,378,000 reported at June 30, 1996. Year-to-date average noninterest-bearing deposits at June 30, 1997, were $90,562,000 down $7,437,000 from the same period a year ago. This decrease was primarily due to the transfer of noninterest-bearing deposits to interest-bearing deposits during the third quarter of 1996. This was the result of the introduction of the "All-In-One" checking account at FNBF. This product shift was the primary reason for interest-bearing demand deposits increasing $30,536,000 to $103,212,000 reported at June 30, 1997, compared to the $72,676,000 reported at June 30, 1996.

Securities sold under agreements to repurchase as of June 30, 1997, were $64,236,000 compared to $68,739,000 as of December 31, 1996 and $49,579,000 as
of June 30, 1996. The $14,657,000 increase from June 30, 1996 was attributed to increased corporate customer activity. Federal funds purchased were $26,164,000 as of June 30, 1997, compared to $15,785,000 as of December 31, 1996, and $8,370,000 as of June 30, 1996. The $17,794,000 increase from June 30, 1996, represents increased correspondent bank activity. The Company routinely purchases excess federal funds from downstream correspondent banks.

Long term and other notes payable, which consist primarily of advances from Federal Home Loan Banks were $75,050,000 as of June 30, 1997, compared to $52,020,000 as of December 31, 1996, and $38,836,000 at June 30, 1996. Advances
taken during the first quarter of 1997 in the amount of $10,000,000 were used to match fund 15-year fixed-rate mortgages and $6,300,000 in advances were used to purchase taxable securities. Short-term advances were taken during the second quarter of 1997 in the amount of $10,000,000. The $13,184,000 increase from June 30, 1996, to December 31, 1996, was net advances used to match fund 15-year fixed-rate mortgages.


ASSET QUALITY

Nonperforming loans, other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                     (in thousands)
                                          ------------------------------------

                                          June 30,    December 31,    June 30,
                                            1997          1996          1996
                                          --------    ------------    --------

Nonaccrual loans                           $1,530         $1,702       $1,143

Accruing loans past due 90 days or more       880            256          665

Restructured loans                             33            351          ---

OREO and other foreclosed assets            1,704          1,995        3,390
                                           ------         ------       ------

Total nonperforming assets                 $4,147         $4,304       $5,198
                                           ------         ------       ------
                                           ------         ------       ------

The decrease in OREO and other foreclosed assets from a year ago was primarily attributed to a large real estate loan which was foreclosed and reported in OREO in May 1996. As of June 30, 1997, a substantial portion of this property had been sold out of OREO.

Identified potential problem loans were approximately $5,000,000 at June 30, 1997.

                                      (11)

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                                     (in thousands)
                                          ------------------------------------

                                          June 30,    December 31,    June 30,
                                            1997          1996          1996
                                          --------    ------------    --------

Beginning balance                          $ 8,933       $ 8,588       $8,588
   Provision charged to expense                735         1,155          505
   Recoveries on loans previously
     charged-off                               625           995          523
   Loans charged-off                        (2,435)       (1,805)        (895)
                                           -------       -------       ------
Balance                                    $ 7,858       $ 8,933       $8,721
                                           -------       -------       ------
                                           -------       -------       ------

The Company considered the allowance for loan losses at June 30, 1997, to be adequate to absorb known risks in the loan portfolio. The $1,540,000 increase in the 1997 year-to-date charge-offs compared to the same period a year ago was primarily due to one large commercial loan. During the second quarter of 1997, a large commercial loan deteriorated rapidly and was charged-off. This commercial loan was also the primary reason second quarter 1997 gross charge-offs were $1,478,000 up $521,000 from the first quarter of 1997 gross charge-offs of $957,000. The increase in the 1997 second quarter commercial loan gross charge-offs was offset somewhat by a decrease in consumer gross charge-offs. Year-to-date loan charge-offs were .52 percent of loans outstanding at June 30, 1997, compared to .21 percent at June 30, 1996.

Management estimates the Company will have $2,950,000 in gross charge-offs for the year of 1997 broken down as follows: Commercial, financial and agriculture
- $1,800,000; real estate - $120,000; and consumer installment - $1,030,000.

The provision for loan losses is projected to be $1,845,000 for the year of 1997. This would be a $690,000 increase over the provision for loan losses recorded for the year of 1996. The allowance for loan losses as a percentage of total loans was 1.68 percent, 1.91 percent and 2.00 percent as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively.


LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits, the prudent usage of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by the federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short-term liquidity needs. The company has increased its federal funds lines of credit by $15,000,000 from a year ago bringing the total of such lines to $53,000,000 as of June 30, 1997. The ratio of loans to deposits, which is a measure of liquidity, was 77.9 percent at June 30, 1997, compared to 79.6 percent and 75.7 percent at December 31, 1996, and June 30, 1996, respectively.

While the above-mentioned sources of liquidity are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend upon future economic and market conditions.


                                      (12)

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


STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of June 30, 1997. The Company's risk-based capital ratios at June 30, 1997, were:

    Tier 1 capital (regulatory minimum = 4.00% or above) was 11.68 percent compared to 11.76 percent at year end.

    Total capital (regulatory minimum = 8.00% or above) was 12.93 percent compared to 13.02 percent at year end.

    Leverage ratio (regulatory minimum = 4.00% or above) was 7.49 percent compared to 7.84 percent at year end.

Stockholders' equity increased to $68,451,000 or 13.9 percent from a year ago and was up $3,691,000 from year-end 1996. This growth was due to earnings retention. The ratio of stockholders' equity to total assets was 8.12 percent at June 30, 1997, compared to 8.09 percent and 8.12 percent at December 31, 1996, and June 30, 1996, respectively.













                                      (13)

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of First Place Financial Corporation was held on April 23, 1997. Votes were taken to elect four directors to serve for a term of three years. The table below outlines the results of the election:

          NOMINEES FOR ELECTION            NUMBER OF SHARES VOTED
                IN 1997                FOR         AGAINST        ABSTAIN
          ---------------------     ---------     ---------      ---------
          Robert S. Culpepper       1,700,155         0             774
          J. Gregory Merrion        1,700,155         0             774
          Roy L. "Bunky" Owen       1,700,155         0             774
          Marlo L. Webb             1,700,155         0             774

          The following six individuals retained their position on the Board of
          Directors:

                 NAME                              TERM EXPIRES
          --------------------                     ------------
          Richard I. Ledbetter                         1998
          James D. Rose                                1998
          Thomas C. Taylor                             1998
          Tom Bolack                                   1999
          Ben Heikkinen                                1999
          Jack M. Morgan                               1999

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 3 (i).  Articles of Incorporation of Registrant*
               Exhibit 3(ii).  Bylaws of Registrant*
               Exhibit 27.     Financial Data Schedule

          (b)  Reports on Form 8-K

               (1) Report dated July 18, 1997, regarding the Company's results for the second quarter ended June 30, 1997, and reporting the quarterly dividend.







-------------------
* Incorporated by reference from Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310


                                      (14)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST PLACE FINANCIAL CORPORATION
                                                  (Registrant)


Date: August 7, 1997                   /s/  JAMES D. ROSE
                                       --------------------------------------
                                       President and Chief Operating Officer



















                                      (15)