Form 10-Q
period 1997-09-30
FIRST PLACE FINANCIAL CORP
filed 1997-11-13
CIK 740728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  September 30, 1997
                                                  ------------------

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______


                            Commission file number 0-25956

                          FIRST PLACE FINANCIAL CORPORATION
             -----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         New Mexico                                             85-0317365
----------------------------                                 ----------------
(State or other jurisdiction of                              (I.R.S) Employer
incorporation or organization)                               Identification No.


                                  100 East Broadway
                            Farmington, New Mexico  87401
             -----------------------------------------------------------
           (Address, including ZIP Code, or registrant's executive offices)

                                   (505) 324-9500
                    ----------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                    ----------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
          Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



      YES  X                                                     NO
          ---                                                       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
        Class                                              October 23, 1997
----------------------                                     ----------------
Common shares, no par value                                   2,145,622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FIRST PLACE FINANCIAL CORPORATION

                                       FORM 10Q

                                        INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
------------------------------                                          ------
Item 1.     Financial Statements:
            Consolidated Balance Sheets --September 30, 1997,
              December 31, 1996 and September 30, 1996                      3

            Consolidated Statements of Income -- Nine months ended
              September 30, 1997 and 1996                                   4

            Consolidated Statements of Cash Flows -- Nine months ended
              September 30, 1997 and 1996                                   5

            Notes to the Consolidated Financial Statements                  7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8

Part II.  OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                 16

                  FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                                         (in thousands)
                                                                     -----------------------------------------------------
                                                                     September 30,        December 31,       September 30,
                                                                         1997                1996                1996
                     ASSETS                                           (Unaudited)                             (Unaudited)
                                                                     ------------         -----------        ------------
Cash and due from banks                                                 $57,183             $49,487             $46,213
Interest-bearing deposits                                                14,528               2,391               6,319
Federal funds sold                                                        3,680               7,835                 ---
                                                                     ------------         -----------        ------------
  Total cash and cash equivalents                                        75,391              59,713              52,532
                                                                     ------------         -----------        ------------

Investment securities:
  Available for sale (at market value)                                  271,279             244,687             223,418
                                                                     ------------         -----------        ------------

Loans                                                                   487,561             468,188             458,981
Allowance for loan losses                                                (8,189)             (8,933)             (8,861)
                                                                     ------------         -----------        ------------
  Total net loans                                                       479,372             459,255             450,120
                                                                     ------------         -----------        ------------

Bank premises and equipment, net                                         17,247              16,223              15,382
Other real estate owned                                                   1,597               1,712               3,528
Other assets                                                             19,453              19,020              18,517
                                                                     ------------         -----------        ------------

Total Assets                                                           $864,339            $800,610            $763,497
                                                                     ------------         -----------        ------------
                                                                     ------------         -----------        ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                                           $102,926             $94,907            $100,659
  Interest-bearing demand                                               107,581              98,736              80,602
  Savings and money market accounts                                     104,805             110,392             112,255
  Time certificates, $100,000 and over                                  160,992             164,976             166,373
  Other time certificates                                               113,200             118,882             117,131
                                                                     ------------         -----------        ------------
      Total deposits                                                    589,504             587,893             577,020

Securities sold under agreements to repurchase                           63,616              68,739              56,007
Federal funds purchased                                                  46,130              15,785              14,745
Long-term and other notes payable                                        84,460              52,020              44,152
Other liabilities                                                         9,952              11,413               9,268
                                                                     ------------         -----------        ------------
  Total liabilities                                                     793,662             735,850             701,192
                                                                     ------------         -----------        ------------

Stockholders' equity:
Common stock, no par value
  Authorized shares - 5,000,000
  Issued shares - 2,145,622 at 9/30/97;
    2,123,157 at 12/31/96; 2,122,209 at 9/30/96                          14,248              13,634              13,729
  Additional paid-in capital                                                318                 124                 118
  Net unrealized holding gain on securities available for sale            1,530                 967                 227
  Retained earnings                                                      54,581              50,035              48,720
  Treasury stock, at cost - 11,698 shares at 9/30/96                        ---                 ---                (489)
                                                                     ------------         -----------        ------------
      Total stockholders' equity                                         70,677              64,760              62,305
                                                                     ------------         -----------        ------------

Total Liabilities and Stockholders' Equity                             $864,339            $800,610            $763,497
                                                                     ------------         -----------        ------------
                                                                     ------------         -----------        ------------

See notes to consolidated financial statements

                                         (3)

                  FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                               (in thousands, except per share)
                                                            ---------------------------------------------------------------------
                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                            --------------------------------     --------------------------------
                                                                1997                1996             1997                1996
                                                            ------------        ------------     ------------        ------------
Interest income:
  Loans, including fees                                        $11,747             $11,079          $34,888             $31,980
  Investment securities:
    Taxable                                                      3,113               2,553            8,897               7,392
    Tax-exempt                                                     775                 647            2,326               2,000
  Interest-bearing deposits                                        203                 201              457                 608
  Federal funds sold                                                93                  58              236                  98
                                                            ------------        ------------     ------------        ------------
    Total interest income                                       15,931              14,538           46,804              42,078
                                                            ------------        ------------     ------------        ------------

Interest expense:
  Time deposits $100,000 and over                                2,367               2,501            7,106               7,187
  Other deposits                                                 3,593               3,191           10,733               9,414
  Short-term borrowings                                          1,249                 917            3,383               2,264
  Other borrowings                                               1,200                 633            3,176               1,795
                                                            ------------        ------------     ------------        ------------
    Total interest expense                                       8,409               7,242           24,398              20,660
                                                            ------------        ------------     ------------        ------------

Net interest income                                              7,522               7,296           22,406              21,418
Provision for loan losses                                          555                 300            1,290                 805
                                                            ------------        ------------     ------------        ------------

Net interest income after provision for loan losses              6,967               6,996           21,116              20,613
                                                            ------------        ------------     ------------        ------------

Other income:
  Service charges on deposit accounts                              705                 635            2,020               1,978
  Other service charges and fees                                   327                 330            1,002                 994
  Investment securities losses                                     ---                 (87)            (129)                (82)
  Other operating income                                           122                  83              418                 564
                                                            ------------        ------------     ------------        ------------
    Total other income                                           1,154                 961            3,311               3,454
                                                            ------------        ------------     ------------        ------------

Other expense:
  Salaries and employee benefits                                 2,802               2,593            8,187               7,603
  Occupancy expenses, net                                          551                 577            1,691               1,530
  Other operating expenses                                       2,011               1,644            5,453               4,682
                                                            ------------        ------------     ------------        ------------
    Total other expenses                                         5,364               4,814           15,331              13,815
                                                            ------------        ------------     ------------        ------------

Income before income taxes                                       2,757               3,143            9,096              10,252
Income taxes                                                       660               1,031            2,297               3,200
                                                            ------------        ------------     ------------        ------------

Net Income                                                      $2,097              $2,112           $6,799              $7,052
                                                            ------------        ------------     ------------        ------------
                                                            ------------        ------------     ------------        ------------

Net Income Per Share                                             $0.96               $0.98            $3.12               $3.29
                                                            ------------        ------------     ------------        ------------
                                                            ------------        ------------     ------------        ------------

Weighted average shares and common
  share equivalents outstanding                              2,182,249           2,150,282        2,176,408           2,142,394
                                                            ------------        ------------     ------------        ------------
                                                            ------------        ------------     ------------        ------------

See notes to consolidated financial statements


                                         (4)

                          FIRST PLACE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                                                       (in thousands)
                                                                                                     Nine Months Ended
                                                                                                        September 30
                                                                                            -----------------------------------
                                                                                               1997                     1996
                                                                                            ----------               ----------
Cash flow from operating  activities:
  Net income                                                                                   $6,799                   $7,052
  Adjustments to reconcile net income to net cash provided by operations:
    Amortization                                                                                 (374)                    (129)
    Depreciation                                                                                1,104                      832
    Provision for loan losses                                                                   1,290                      805
    Increase in other assets                                                                     (319)                  (4,079)
    Increase (decrease) in other liabilities                                                     (624)                   2,447
    Gain on sale of property, plant and equipment                                                  (9)                     (12)
    Gain on sale of other real estate                                                            (274)                    (264)
    Loss on sale of available-for-sale securities                                                 129                       82
    Provision for deferred income taxes                                                          (546)                    (157)
                                                                                            ----------               ----------

Net cash provided by operating activities                                                       7,176                    6,577
                                                                                            ----------               ----------

Cash flows from investing activities:
  Proceeds from  sales of available-for-sale securities                                        13,039                   10,464
  Proceeds from maturities of available-for-sale securities                                    71,673                   50,935
  Purchases of available-for-sale securities                                                 (110,209)                 (67,499)
  Net change in loans                                                                         (22,448)                 (57,953)
  Proceeds from the sale of property, plant and equipment                                          21                      107
  Proceeds from sale of other real estate                                                       1,429                      420
  Purchase of property and equipment                                                           (2,140)                  (5,231)
                                                                                            ----------               ----------

Net cash used by investing activities                                                         (48,635)                 (68,757)
                                                                                            ----------               ----------

Cash flows from financing activities:
  Net change in deposit accounts                                                               11,278                   20,696
  Net change in certificates of deposit                                                        (9,666)                  27,276
  Net change in securities sold under agreements to repurchase                                 (5,123)                   4,078
  Net change in federal funds purchased                                                        30,345                   10,380
  Net change in long-term and other notes payable                                              32,441                    5,510
  Cash dividends paid                                                                          (2,946)                  (2,715)
  Acquisition of treasury stock                                                                   ---                     (346)
  Proceeds from sale of treasury stock                                                            ---                      383
  Proceeds from issuance of common stock                                                          808                      176
                                                                                            ----------               ----------

Net cash provided by financing activities                                                      57,137                   65,438
                                                                                            ----------               ----------

Net increase in cash and cash equivalents                                                      15,678                    3,258
Cash and cash equivalents at beginning of period                                               59,713                   49,274
                                                                                            ----------               ----------

Cash and cash equivalents at end of period                                                    $75,391                  $52,532
                                                                                            ----------               ----------
                                                                                            ----------               ----------

See notes to consolidated financial statements


                                         (5)

                  FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
    Interest                                                                                   24,668                   20,441
    Taxes                                                                                       2,086                    3,385
  Non-cash assets acquired through foreclosure                                                    186                    1,023


                                         (6)

                  FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED STATEMENTS

Note 1 - The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.


The information contained in the financial statements for September 30, 1997 and September 30, 1996, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts were reclassified to conform to current year classification.

Note 2 - In January, 1997, the Securities and Exchange Commission (SEC) approved rule amendments regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The amendments require expanded disclosure of accounting policies for derivative financial instruments in the financial statements. The amendments also expand disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk exposures. The disclosures related to qualitative and quantitative information should be made outside the financial statements in the Form 10-K. The expanded accounting policy disclosures were effective for the quarter ended June 30, 1997. The Company believes that the financial statement disclosures for derivative financial instruments contained in the notes to the 1996 consolidated financial statements substantially comply with the requirements of the SEC's rule amendments, and no further interim disclosures have been provided. The rule amendments that required disclosure of quantitative and qualitative market risk are effective for the Company's 1997 Form 10-K.

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

Various factors, such as national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect First Place Financial Corporation and its subsidiaries' financial performance and could cause actual results for future periods to differ from those anticipated.


OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") on a consolidated basis (the "Company") recorded, for the first nine months of 1997, net income of $6,799,000, compared to net income of $7,052,000 for the first nine months of 1996. On a per share basis, net income for the first nine months of 1997 was $3.12, compared to $3.29 net income per share for the same period a year ago. The net income for the first nine months of 1997 decreased $253,000 from net income reported for the first nine months of 1996 due to the net result of net interest income increasing $988,000 and income taxes decreasing $903,000, offset by increases in the provision for loan losses of $485,000, other income decreasing $143,000 and other expenses increasing $1,516,000. Net income of $2,097,000 was recorded for the third quarter of 1997 down only $15,000 from the $2,112,000 recorded for the third quarter of 1996. On a per share basis, net income for the third quarter of 1997 and 1996 was $0.96 and $0.98, respectively.

On an annualized basis, the return on average assets for the first nine months of 1997 was 1.11 percent and the return on average assets for the first nine months of 1996 was 1.29 percent. On an annualized basis, the return on average equity for the nine months of 1997 was 13.38 percent compared to 15.52 percent for the same period a year ago. For the year-ended December 31, 1996, the return on average assets and the return on average equity were 1.33 percent and
15.90 percent, respectively.


                                         (8)

NET INTEREST INCOME

Interest income for the nine months ended September 30, 1997, was $46,804,000, an 11.2 percent increase over the $42,078,000 recorded for the first nine months of 1996. Total interest-earning assets averaged $748,972,000 up $81,328,000 from the average earning assets of $667,644,000 for the nine months ended September 30, 1996. This increase was primarily due to the $44,351,000 increase in average loans and the $39,226,000 increase in average securities. The average yield on earning assets for the first nine months of 1997 was 8.61 percent, down slightly from 8.67 percent for the like period a year ago. This decrease was primarily the result of a reduction in the yield on average loans for the nine months ended September 30, 1997 to 9.84 percent from 9.95 percent for the same period a year ago. In addition, average loans as a percent of average earning assets decreased from 64.4 percent as of September 30, 1996 to
63.3 percent as of September 30, 1997.

Interest income for the quarter ended September 30, 1997, was $15,931,000, a 9.6 percent increase over the $14,538,000 recorded for the third quarter of 1996. This increase was primarily due to increases in the 1997 third quarter average loans and securities compared to the same period a year ago.

Interest expense for the nine months ended September 30, 1997, was $24,398,000, an 18.1 percent increase compared to $20,660,000 for the nine months ended September 30, 1996. Average interest-bearing liabilities were $652,105,000 for the first nine months of 1997, a 15.8 percent increase from the average interest-bearing liabilities of $563,120,000 for the first nine months of 1996. Average interest-bearing demand accounts increased $29,889,000 and average long-term and other notes payable, primarily Federal Home Loan Bank borrowings, increased $28,448,000 comparing the first nine months of 1997 to the same period a year ago. The average rate paid on these liabilities for the nine months of 1997 was 4.99 percent compared to 4.90 percent paid for the same period a year ago. This increase in the average rate paid was primarily due to the increase in average volume and average rate paid on interest-bearing demand accounts and long-term and other notes payable. As of September 30, 1997, the average volume on interest-bearing demand accounts was $106,040,000 with a 3.50 percent average interest rate compared to an average volume of $76,151,000 and 3.09 percent average interest rate as of September 30, 1996. Long-term and other notes payable average balance at September 30, 1997 was $69,651,000 and the average interest rate was 6.18 percent compared to average outstandings of $41,203,000 with a 5.73 percent average rate as of September 30, 1996.

Interest expense for the quarter ended September 30, 1997, was $8,409,000 a 16.1 percent increase compared to $7,242,000 for the quarter ended September 30, 1996. Average interest-bearing liabilities were greater as was the average rate paid on such liabilities during the third quarter of 1997 compared to the same period a year ago.

Net interest income increased $988,000, or 4.6 percent, for the first nine months of 1997 compared to the first nine months in 1996. Net interest margin, on a fully tax-equivalent basis, expressed as a percent of total average earning assets for the first nine months of 1997, was 4.26 percent, down from 4.54 percent a year ago. Average interest-bearing liabilities were 87.1 percent of average earning assets for the first nine months of 1997, up from the 84.3 percent for the same period a year ago. This increase was primarily due to the introduction of the "All-In-


                                         (9)

One" checking account in September 1996 which shifted accounts from noninterest-bearing deposits to interest-bearing demand accounts.

Net interest income increased $226,000, or 3.1 percent, for the third quarter of 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,290,000 for year-to-date 1997, an increase of $485,000 or 60.2 percent from the year-ago period. For the third quarter of 1997, the provision for loan losses was $555,000, up $255,000 from the year-ago quarter. The provision increase was in response to the increase in loan volume and the increase in net charge-offs in 1997. Gross charge-offs for the nine months ended September 30, 1997, were $2,893,000, an increase of 127.3 percent, or $1,620,000, from the same period a year ago. This increase was primarily due to a large commercial loan charged-off by FNBF during the second quarter of 1997.


OTHER INCOME

The Company recorded for the first nine months of 1997 other income of $3,311,000, down $143,000 from the $3,454,000 recorded in the first nine months of 1996. A $129,000 loss on sale of investment securities was recorded in the first nine months of 1997 compared to a loss of $82,000 reported in the first nine months of 1996. Other operating income of $418,000 for the first nine months of 1997 was down $146,000 from the same period a year ago. This decrease was primarily due to a one time $66,000 credit for capitalized interest recorded by BNBD in 1996 and to a $69,000 decrease due to an adjustment in 1997 to the executive supplemental income asset account.

The Company recorded for the third quarter of 1997 other income of $1,154,000, up $193,000 from the $961,000 recorded for the same period in 1996. Service charges on accounts increased $70,000 to $705,000 for the three months ended September 30, 1997 compared to the same period a year ago. During the third quarter of 1996 an $87,000 loss on the sale of investment securities was recorded.


OTHER EXPENSES

Other expenses for the nine months ended September 30, 1997 were $15,331,000, up $1,516,000 from the $13,815,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $584,000, occupancy expenses of $161,000, credit card expenses of $115,000 (1996 included a $90,000 non-recurring credit adjustment) and net operating losses on low income housing of $184,000. The salary and benefit increase was primarily the result of normal salary increases and the increase in full-time equivalent employees due to asset growth compared to last year. The occupancy increases were mainly in the repair and maintenance and depreciation categories offset somewhat by an increase in rental income. Net operating losses on low income housing were not booked until the fourth quarter of 1996.


                                         (10)

Other expenses for the three months ended September 30, 1997, were $5,364,000, up $550,000 from the $4,814,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $209,000, net operating losses on low income housing of $64,000, legal expenses of $98,000 and other professional fees of $82,000. The increase in other professional fees was primarily due to WBG data processing conversion related expenses.


INCOME TAXES

The income tax expense for the first nine months of 1997 was $2,297,000, down $903,000 from $3,200,000 recorded for the first nine months of 1996. The effective tax rate for the first nine months of 1997 and 1996 was 25 percent and 31 percent, respectively. The decrease in the effective tax rate was primarily due to low income housing tax credits which were purchased by FNBF during 1996. These tax credits were reflected in the 1996 fourth quarter effective tax rate.


The income tax expense for the third quarter of 1997 was $660,000, down $371,000 from $1,031,000 recorded for the third quarter of 1996. The effective tax rate for the third quarter of 1997 and 1996 was 24 percent and 33 percent, respectively.


BALANCE SHEET REVIEW

Period-end assets were $864,339,000, $800,610,000 and $763,497,000 at September
30, 1997, December 31, 1996, and September 30, 1996, respectively. Average total assets were $822,478,000 for the first nine months of 1997 compared to $730,031,000 for the first nine months of 1996.

Securities available-for-sale were $271,279,000 at September 30, 1997, up $47,861,000 or 21.4 percent from one year ago, and up $26,592,000 from year-end 1996. This growth was primarily in short-term securities, utilizing funds acquired through securities sold under agreements to repurchase and in floating rate mortgage-backed securities funded by borrowings at the Federal Home Loan Bank.

Loans increased $28,580,000 to $487,561,000 at September 30, 1997, from $458,981,000 at September 30, 1996. Loans at September 30, 1997, increased $19,373,000 from the $468,188,000 reported at December 31, 1996.

Total deposits of $589,504,000 at September 30, 1997, increased $1,611,000 and $12,484,000 from December 31, 1996 and September 30, 1996, respectively. Noninterest-bearing deposits of $102,926,000 at September 30, 1997, increased $2,267,000 from the $100,659,000 reported at September 30, 1996. Year-to-date average noninterest-bearing deposits at September 30, 1997, were $93,105,000 down $4,982,000 from the same period a year ago. This decrease was primarily due to the transfer of noninterest-bearing deposits to interest-bearing deposits during the third quarter of 1996. This was the result of the introduction of the "All-In-One" checking account at FNBF. Interest-bearing demand deposits increased $26,979,000 to $107,581,000 reported at September 30, 1997, compared to the $80,602,000 reported at September 30, 1996. Average interest-bearing demand deposits were $106,040,000 up $29,889,000 from the year ago


                                         (11)
period. This increase in average balances was primarily due to the introduction of the "All-In-One" checking account at FNBF during the third quarter of 1996.

Securities sold under agreements to repurchase as of September 30, 1997, were $63,616,000 compared to $68,739,000 as of December 31, 1996 and $56,007,000 as
of September 30, 1996. The $7,609,000 increase from September 30, 1996 was attributed to increased corporate customer activity. Federal funds purchased were $46,130,000 as of September 30, 1997, compared to $15,785,000 as of December 31, 1996, and $14,745,000 as of September 30, 1996. The $31,385,000
increase from September 30, 1996, represents increased correspondent bank activity. The Company routinely purchases excess federal funds from its downstream correspondent banks.

Long-term and other notes payable, which consist primarily of advances from Federal Home Loan Banks were $84,460,000 as of September 30, 1997, compared to $52,020,000 as of December 31, 1996, and $44,152,000 at September 30, 1996.
Advances taken during the first quarter of 1997 in the amount of $10,000,000 were used to match fund 15-year fixed-rate mortgages and $6,300,000 in advances were used to purchase taxable securities. Short-term advances were taken during the second quarter of 1997 in the amount of $10,000,000. Advances taken during the third quarter of 1997 in the amount of $6,600,000 were used to match fund 15-year fixed rate mortgages and $5,000,000 in advances were used to purchase taxable securities. The $7,868,000 increase from September 30, 1996, to December 31, 1996, was net advances used to match fund 15-year fixed-rate mortgages.


ASSET QUALITY

Nonperforming loans, other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                                       (in thousands)
                                                    ------------------------------------------------
                                                    September 30,      December 31,    September 30,
                                                        1997               1996            1996
                                                    -------------      ------------    -------------
Nonaccrual loans                                          $2,448            $1,702           $1,995

Accruing loans past due 90 days or more                    1,484               256            1,244

Restructured loans                                            29               351              ---

OREO and other foreclosed assets                           1,805             1,995            3,703
                                                           -----             -----            -----

Total nonperforming assets                                $5,766            $4,304           $6,942
                                                           -----             -----            -----
                                                           -----             -----            -----

The decrease in OREO and other foreclosed assets from a year ago was primarily attributed to a large real estate loan which was foreclosed and reported in OREO in May 1996. As of September 30, 1997, a substantial portion of this property had been sold out of OREO.


                                         (12)

Identified potential problem loans were approximately $5,200,000 at September 30, 1997. These are performing loans that management has doubts about the borrowers' ability to comply with the present loan repayment terms. These loans are less than 90 days past due and are accruing interest.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                                   (in thousands)
                                    --------------------------------------------

                                    September 30,   December 31,   September 30,
                                        1997            1996           1996
                                    -------------   ------------   -------------

Beginning balance                       $ 8,933        $ 8,588         $ 8,588
  Provision charged to expense            1,290          1,155             805
  Recoveries on loans previously
    charged-off                             859            995             741
  Loans charged-off                      (2,893)        (1,805)         (1,273)
                                         ------         ------          ------

Balance                                 $ 8,189        $ 8,933         $ 8,861
                                         ------         ------          ------
                                         ------         ------          ------

The Company considered the allowance for loan losses at September 30, 1997, to be adequate to absorb known risks in the loan portfolio. The $1,620,000 increase in the 1997 year-to-date charge-offs compared to the same period a year ago was primarily due to one large commercial loan charged-off in the second quarter. Third quarter 1997 gross charge-offs were $458,000 compared to gross charge-offs of $378,000 reported for the third quarter of 1996. Year-to-date loan charge-offs were .59 percent of loans outstanding at September 30, 1997, compared to .28 percent at September 30, 1996.

Management estimates the Company will have $3,350,000 in gross charge-offs for the year of 1997 broken down as follows: commercial, financial and agriculture
- $1,850,000; real estate - $80,000; and consumer installment - $1,420,000.


LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits, from a high quality securities portfolio and from the prudent use of debt.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short-term liquidity needs. The Company has increased its federal funds lines of credit by $15,000,000 from a year ago bringing the total of such lines to $53,000,000 as of September 30, 1997. The ratio of loans to deposits, which is a measure of liquidity, was 82.7 percent at September 30,1997, compared to 79.6 percent and 79.5 percent at December 31, 1996, and September 30, 1996, respectively.


                                         (13)

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


STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of September 30, 1997. The Company's risk-based capital ratios at September 30, 1997, were:

    Tier 1 capital (regulatory minimum = 4.00% or above) was 11.97 percent compared to 11.76 percent at year end.

    Total capital (regulatory minimum = 8.00% or above) was 13.22 percent compared to 13.02 percent at year end.

    Leverage ratio (regulatory minimum = 4.00% or above) was 7.90 percent compared to 7.84 percent at year end.

Stockholders' equity increased to $70,677,000 or 13.4 percent from a year ago and was up $5,917,000 from year-end 1996. This growth was primarily due to earnings retention. The ratio of stockholders' equity to total assets was 8.18 percent at September 30, 1997, compared to 8.09 percent and 8.16 at December 31, 1996, and September 30, 1996, respectively.

The Company's Board of Directors declared in September 1997, a regular quarterly dividend of $.35 per share payable November 3, 1997. This brings year-to-date 1997 dividends to $1.05 per share compared to $.96 per share as of September 30, 1996.

Management believes that capital is adequate to support anticipated growth, meet cash dividend requirements of the Company and meet the future capital requirements of the Company.


                                         (14)

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits:
                      Exhibit 3 (i).  Articles of Incorporation of Registrant*
                      Exhibit 3(ii).  Bylaws of Registrant*
                      Exhibit 27.     Financial Data Schedule

              (b)     Reports on Form 8-K

                      (1) Report dated October 24, 1997, regarding the Company's operating results for the third quarter ended September 30, 1997 and reporting the quarterly dividend.










--------------------
* Incorporated by reference from Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310


                                         (15)

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST PLACE FINANCIAL CORPORATION
                                       ---------------------------------
                                                 (Registrant)


Date: November 10, 1997                 /s/ James D. Rose
      --------------------------        -------------------------------------
                                        President and Chief Operating Officer


                                         (16)