Form 10-K
period 1997-12-31
FIRST PLACE FINANCIAL CORP
filed 1998-03-30
CIK 740728

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                               -------------------

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

                A New Mexico Corporation - I.R.S. No. 85-0317365
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

                            COMMON STOCK, NO PAR VALUE
           ------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
         Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2) has been subject to such filing requirements for the past
                        91 days      YES  X       NO
                                        -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 6, 1998, there were 2,159,422 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, was approximately $125,939,536.

Documents incorporated by reference: Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 30, 1998, are incorporated by reference into Part III.

                         FORM 10-K CROSS REFERENCE INDEX

                                                                            Page
                                                                            ----
PART I
Item 1    Business                                                             3
Item 2    Properties                                                           6
Item 3    Legal Proceedings                                                    7
Item 4    Submission of Matters to a Vote of Security Holders                  7

PART II
Item 5    Market for Registrant's Common Equity
           and Related Stockholder Matters                                     8
Item 6    Selected Financial Data                                              9
Item 7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9
Item 8    Financial Statements and Supplementary Data                          9
Item 9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                           9

PART III
Item 10   Directors and Executive Officers of the Registrant                  10
Item 11   Executive Compensation                                              10
Item 12   Security Ownership of Certain Beneficial Owners
           and Management                                                     10
Item 13   Certain Relationships and Related Transactions                      10

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     11

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

FIRST PLACE FINANCIAL CORPORATION

     First Place Financial Corporation ("First Place"), a New Mexico corporation, is a multi-bank holding company located in Farmington, New Mexico. First Place is engaged in the commercial banking business through its wholly-owned subsidiaries First National Bank of Farmington, New Mexico, ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks"). First Place and the Subsidiary Banks on a consolidated basis are the "Company".

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

     The following table is a summary level consolidating balance sheet at December 31, 1997 (in thousands):

                                                  PARENT      FNBF        BNBD         WBG        ELIM       CONSOLIDATED
                                                  ------      ----        ----         ---        ----       ------------
Investments                                      $   ---    $231,626    $ 36,801     $11,132    $    ---       $279,559
Loans                                                ---     349,881     108,554      33,526         ---        491,961
Other earning assets                                 ---      18,352         850       2,518      (4,418)        17,302
                                                 -------    --------    --------     -------    --------       --------
  Total earning assets                               ---     599,859     146,205      47,176      (4,418)       788,822

Allowance for loan losses                            ---      (6,209)     (1,934)       (579)        ---         (8,722)
Other assets                                      74,118      97,641      15,140       7,005     (76,044)       117,860
                                                 -------    --------    --------     -------    --------       --------
  Total Assets                                   $74,118    $691,291    $159,411     $53,602    $(80,462)      $897,960
                                                 -------    --------    --------     -------    --------       --------
                                                 -------    --------    --------     -------    --------       --------

Total deposits                                   $   ---    $461,103    $105,536     $49,091    $ (6,984)      $608,746
Other borrowed funds                                 ---     170,254      40,432         ---      (4,418)       206,268
                                                 -------    --------    --------     -------    --------       --------
  Total deposits and borrowed funds                  ---     631,357     145,968      49,091     (11,402)       815,014

Other liabilities                                  2,287       7,650         833         345         ---         11,115
                                                 -------    --------    --------     -------    --------       --------
  Total liabilities                                2,287     639,007     146,801      49,436     (11,402)       826,129

Stockholders' equity                              71,831      52,284      12,610       4,166     (69,060)        71,831
                                                 -------    --------    --------     -------    --------       --------
  Total Liabilities and Stockholders' Equity     $74,118    $691,291    $159,411     $53,602    $(80,462)      $897,960
                                                 -------    --------    --------     -------    --------       --------
                                                 -------    --------    --------     -------    --------       --------

     Each of the Subsidiary Banks engages in general commercial banking business primarily within its respective delineated market area. The majority of the Subsidiary Banks' loans are direct loans to individuals and businesses in their service areas. Similarly, most of the Subsidiary Banks' deposits are attracted from individuals and businesses in their respective areas.

     The Subsidiary Banks rely substantially upon local promotional activity, personal contact by their officers, directors, employees and stockholders, personalized service, and their reputation in their respective communities to compete with other financial institutions.

     The Bank Holding Company Act of 1956, as amended, limits the activities which may be engaged in by First Place and its subsidiaries to certain specific activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. First Place has no non-bank subsidiaries and currently engages in no other activities permitted under the Bank Holding Company Act.

FIRST NATIONAL BANK OF FARMINGTON

     FNBF is a national banking association chartered under the laws of the United States. FNBF conducts a commercial banking and trust business in Farmington, New Mexico, and the surrounding communities of San Juan County, New Mexico. FNBF operates at eight branch locations and operates ten automated teller machines, five of which are located on branch premises. A branch office located in Kirtland, New Mexico is scheduled to be opened in the second quarter of 1998. In addition, FNBF has developed a significant correspondent banking business which has extended its lending area throughout New Mexico and southwest Colorado. Approximately 40% of the commercial and commercial real estate loans at December 31, 1997 were to borrowers outside of San Juan County.

     FNBF continues to develop a significant check clearing business with correspondents. In order to meet the growing demand for this business, FNBF opened a check processing center in Albuquerque in June 1996. As the largest New Mexico bank not owned by an out-of-state bank holding company, FNBF has become the primary upstream correspondent for many of the state's independent banks and independent banks in southwest Colorado.

     As the bank with the largest total assets in San Juan County, FNBF emphasizes loans to small businesses and consumers, including 15-year, fixed-rate mortgage loans. FNBF has branch facilities strategically located throughout the county, including one branch on the Navajo Nation. All branches accept loan applications. FNBF also offers trust services, including corporate and personal trusts, as well as cash management services and correspondent banking services to other financial institutions.

COMPETITION

     The primary competitors of FNBF are Citizens Bank, NationsBank (formerly Sunwest), and Animas Credit Union. Other local competition includes branches of Bank of America (Albuquerque), Bank of the Southwest (Roswell), and Centennial Savings Bank FSB (Durango, Colorado). Some of these competitors have several branches and operate automated teller machines in Farmington and San Juan County. At June 30, 1997, FNBF held approximately 58% of the total commercial bank deposits in San Juan County.

BURNS NATIONAL BANK OF DURANGO

     BNBD is a national banking association chartered under the laws of the United States. BNBD conducts a commercial banking and trust business in Durango and the surrounding communities of La Plata County, Colorado. BNBD operates at three branch locations; one of which is in Archuleta County and also operates seven automated teller machines one of which is in neighboring Montezuma County and one in Archuleta County.

     BNBD offers all types of loans but specializes in real estate lending, particularly interim construction loans. BNBD is the second largest commercial bank in Durango.

COMPETITION

     The primary competitors of BNBD are the First National Bank of Durango, Norwest Bank of Durango, Centennial Savings Bank FSB, and Bank of Durango. At June 30, 1997, BNBD held approximately 22% of total commercial bank deposits in La Plata County.

WESTERN BANK GALLUP

     WBG is a state bank chartered under the laws of the State of New Mexico. WBG was incorporated in 1973 under the name Citizens Bank of Gallup, and the name was changed to Western Bank in 1980. WBG conducts commercial banking business from one location in Gallup, serving the surrounding community of McKinley County, New Mexico. WBG operates two automated teller machines.

     WBG concentrates its lending activities in three principal areas: commercial loans, real estate loans, and installment loans, with commercial real estate and residential real estate loans making up approximately 65% of WBG's loan portfolio.

COMPETITION

     WBG's primary competitors are Gallup Federal Savings and Loan Association; and branches of Norwest Bank (Albuquerque), NationsBank (Albuquerque) and Bank of America (Albuquerque). At June 30, 1997, WBG held approximately 19% of commercial bank deposits in McKinley County.

EMPLOYEES AND EMPLOYEE BENEFITS

     First Place currently employs approximately 340 full-time equivalent employees. First Place provides a defined benefit pension plan as well as a profit sharing plan with 401(k) provisions to its employees. First Place also provides its employees with group medical, dental, life and long-term disability insurance.

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

     First Place and any subsidiary which it may acquire or organize, is deemed to be an affiliate of the Subsidiary Banks within the meaning set forth in the Federal Reserve Act and therefore is subject to certain restrictions which limit the extent to which any of the Subsidiary Banks can supply funds to it. First Place is also subject to restrictions on the underwriting and the public sale and distribution of securities, and is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

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

THE SUBSIDIARY BANKS

     Two of the Subsidiary Banks, FNBF and BNBD, are national banks organized under the laws of the United States. As national banks, they are subject to regulations, supervision, and regular examination by the Office of the Comptroller of the Currency ("OCC"). The third subsidiary bank, WBG, is a state chartered bank and is therefore subject to federal and state statutes applicable to banks chartered under the banking laws of New Mexico. All of the Company's Subsidiary Banks are insured and are therefore subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the FDIC is the primary federal supervisory authority for WBG.


ITEM 2.  PROPERTIES

     First Place has its principal office at 100 East Broadway, Farmington, New Mexico 87401, which is owned and occupied principally by FNBF. FNBF also owns six branches and a motor bank and leases five stand-alone ATM facilities in Farmington and surrounding communities. The WBG and BNBD main office buildings are owned. BNBD owns a motor bank and leases two in-store branch offices and three stand-alone ATM facilities in Durango and surrounding communities. WBG owns one stand-alone ATM and leases one stand-alone ATM.

ITEM 3.  LEGAL PROCEEDINGS

     First Place and the Subsidiary Banks are not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, before any court, administrative agency, or other tribunal, nor is First Place aware of any such proceedings threatened against it. The Company believes that none of its litigation, individually or in the aggregate, will be material to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective September, 1996, the common stock of First Place is quoted on the NASDAQ Bulletin Board under the symbol "FPLF". The NASDAQ Bulletin Board is only a quotation service and is not part of the NASDAQ over-the-counter market. Stockholders can obtain quotes on the Company's stock by contacting a stockbroker. Prior to September, 1996, the common stock was not traded on any exchange, nor were there any active market makers in the stock or any other established public trading market for the stock. However, First Place maintained an informal market for its stock and, during the relevant period, stood ready to purchase shares offered at the prices listed for the first three quarters of 1996 in the following table. Since there is not an active market for FPFC stock, the high and low bid quotations shown in the following table for 1997 may not necessarily represent actual transactions and does not include mark-up or commission.

                                Price of Common Stock

                                         Bid Price
                                      High       Low
                                     ------------------
                                            1997                1996
                                     ------------------     ------------
               First Quarter         $60.00      $56.00           $42.27
               Second Quarter        $62.75      $58.00           $43.79
               Third Quarter         $64.50      $62.00           $45.05
               Fourth Quarter        $69.00      $64.00     $50.00-56.00*

               *Range of sales price obtained from an information service.


     The holders of common stock of First Place are entitled to receive cash dividends, when and as declared by the Board of Directors, out of funds legally available. Under New Mexico General Corporation Law, a corporation may make a distribution to its stockholders if the corporation's retained earnings equal at least the amount of the proposed distribution.

     First Place, as the sole stockholder of its three Subsidiary Banks, is entitled to receive dividends when and as declared by the Subsidiary Banks' respective Boards of Directors, out of funds legally available. As national banks, FNBF and BNBD are subject to the dividend restrictions contained in 12 U.S.C. 60 which provides generally that a national bank may make quarterly distributions provided they do not exceed the lesser of: (1) the bank's retained earnings, or (2) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its stockholders during such period. The Office of the Comptroller of the Currency may order a national bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. Under New Mexico law, WBG, as a state chartered bank, may only pay dividends if such dividends do not impair capital and surplus or other reserves required under New Mexico banking law.

     The following table summarizes dividends declared by First Place's Board of Directors for 1997 and 1996:

                               Dividends Declared Per Share

                                                                  Increase
                                           1997         1996      Decrease
                                          -------     -------     ---------
               First Quarter              $0.3500     $0.3167      $0.0333
               Second Quarter              0.3500      0.3200       0.0300
               Third Quarter               0.3500      0.3200       0.0300
               Fourth Quarter              0.3700      0.3200       0.0500
               Special Fourth Quarter      0.3700      0.3600       0.0100
                                          -------     -------      -------
                                          $1.7900     $1.6367      $0.1533
                                          -------     -------      -------
                                          -------     -------      -------

          As of March 6, 1998, there were approximately 642 holders of record of First Place's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data begins on page 14 in the Appendix.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management's discussion and analysis is presented beginning on page 13 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Management's discussion regarding the above is presented on page 34 in the Appendix.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company begin on page 37 in the Appendix. The reports of the Company's independent certified accountants on the consolidated financial statements are presented on pages 70 and 71 in the Appendix.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 under the caption "Management of the Company," which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

          See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 under the caption "Compensation of Management," which is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 under the caption "Principal Shareholders," which is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

          See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 under the caption "Certain Transactions By And With Management and Others," which is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

          (1) Index to Financial Statements: A list of the consolidated financial statements of the Registrant is incorporated herein at
               Item 8 of this Report.

          (2) Financial Statement Schedules: All schedules have been omitted because they are not required, do not apply, or the information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, or are in the financial statements or notes thereto.


     (b)  Reports on Form 8-K
            First Place filed the following reports on Form 8-K during the last quarter of 1997:

          (1) Report dated October 24, 1997, regarding the Company's financial results and quarterly dividend for the third quarter ending September 30, 1997.

          (2) Report dated November 19, 1997, regarding the adoption of a Corporate Stock Repurchase Plan.

          (3) Report dated December 5, 1997, regarding the notice of intent of forming a new state chartered bank located in Albuquerque, New Mexico.

     (c)  Exhibits

          3(i)   First Place Articles of Incorporation*.

          3(ii)  First Place By-Laws*.

          21 Subsidiaries of First Place - see Item 1, Part I under the caption "Business of the Company."

          23.1 Consents of KPMG Peat Marwick LLP re: incorporation by reference into the previously filed registration statements on Form S-8 and this Form 10-K.

          23.2 Consents of Chandler & Company LLP re: incorporation by reference into the previously filed registration statements on Form S-8 and this Form 10-K.

          27     Financial Data Schedule.



* Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 18, 1995, SEC Registration No. 33-91310.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1998.

First Place Financial Corporation
(Registrant)

By: /s/  Richard I. Ledbetter
   ---------------------------
         Richard I. Ledbetter
         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:  /s/  James D. Rose
   ---------------------------
          James D. Rose
          President and Chief Operating Officer
          (Principal Financial Officer and Principal Accounting Officer)

     /s/  Robert S. Culpepper                    Chairman of the Board
   ---------------------------
          Robert S. Culpepper

          J. Gregory Merrion                     Vice Chairman of the Board

          Tom Bolack                             Director

     /s/  Ben Heikkinen                          Director
   ---------------------------
          Ben Heikkinen

     /s/  Robert M. Goodman                      Director
   ---------------------------
          Robert M. Goodman

     /s/  Richard I. Ledbetter                   Director
   ---------------------------
          Richard I. Ledbetter

     /s/  Jack M. Morgan                         Director
   ---------------------------
          Jack M. Morgan

          Roy L. Owen                             Director

     /s/  James D. Rose                           Director
   ---------------------------
          James D. Rose

     /s/  Thomas C. Taylor                        Director
   ---------------------------
          Thomas C. Taylor

     /s/  Marlo L. Webb                          Director
   ---------------------------
          Marlo L. Webb

                                    APPENDIX
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following review represents management's discussion and analysis of financial condition and results of operations for First Place Financial Corporation ("First Place") and its three subsidiaries (the "Subsidiary Banks"):
First National Bank of Farmington ("FNBF"), Burns National Bank of Durango ("BNBD"), and Western Bank, Gallup ("WBG"). First Place and the Subsidiary Banks on a consolidated basis are the "Company." This review should be read in conjunction with the consolidated financial statements and related notes. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company.

          Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as "does not expect," "estimate," "project" and "are to be expected to," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Various factors, such as national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause actual results for future periods to differ from those indicated by such forward-looking statements.


                                    CONTENTS
                                                                          Page

Financial Review                                                            13

Financial Statements                                                        37

Independent Auditors' Reports                                               70


(A)  RESULTS OF OPERATIONS

OVERVIEW

          The Company reported net income of $9,094,000 in 1997, a decrease of 7.3% from earnings of $9,810,000 in 1996. Net income in 1997 and 1996 included $221,000 and $163,000, respectively, reported by WBG compared to a loss of $52,000 for the period of August 30, 1995 through December 31, 1995 included in 1995 net income. Diluted earnings per share were $4.17 in 1997, compared to $4.59 in 1996 and $4.26 in 1995. Diluted earnings per share decreased

9.2% from 1996 to 1997 and increased 7.8% from 1995 to 1996. Return on average equity was 13.32% in 1997 compared to 15.90% and 17.29% in 1996 and 1995, respectively. The decrease of $716,000 in net income in 1997 compared to 1996 was made up of the following: net interest income up $1,111,000; provision for loan losses up $1,090,000; other income up $764,000; other expenses up $2,485,000 and taxes down $984,000.

          During 1997, assets of the Company grew $97,350,000 to $897,960,000, a 12.2% increase over the $800,610,000 recorded in 1996. Gross loans (net of unearned discount) increased $23,773,000, or 5.1%, in 1997 compared to an increase of $63,508,000, or 15.7%, in 1996.

                                                       TABLE ONE
                                                   FIVE YEAR SUMMARY
                             (dollars in thousands, except earnings per share data)

                                                                          Year Ended December 31,
                                                      1997           1996           1995           1994           1993
                                                    --------        -------       -------         -------        -------
Interest Income:
   Loans, including fees                            $ 46,905        $43,450        $36,367        $27,355        $22,185
   Taxable securities                                 12,243         10,050          9,849          9,833         10,008
   Tax-exempt securities                               3,100          2,699          2,828          1,912            929
   Interest-bearing deposits                             584            715            174            671            498
   Federal funds sold                                    258            201            385            284            472
                                                    --------        -------        -------        -------        -------
      Total interest income                           63,090         57,115         49,603         40,055         34,092
                                                    --------        -------        -------        -------        -------
Interest Expense:
   Time deposits of $100,000 and over                  9,480          9,649          7,582          4,154          3,700
   Other deposits                                     14,258         12,796         10,253          8,067          7,120
   Short-term borrowings                               4,772          3,224          4,053          2,117          1,136
   Other borrowings                                    4,507          2,484          2,086          2,062          1,132
                                                    --------        -------        -------        -------        -------
      Total interest expense                          33,017         28,153         23,974         16,400         13,088
                                                    --------        -------        -------        -------        -------
Net interest income                                   30,073         28,962         25,629         23,655         21,004

Provision for loan losses                              2,245          1,155            837             58            859
                                                    --------        -------        -------        -------        -------
Net interest income after provision for
   loan losses                                        27,828         27,807         24,792         23,597         20,145
                                                    --------        -------        -------        -------        -------
Other Income:
   Service charges on deposit accounts                 2,715          2,573          2,594          2,484          2,560
   Other service charges and fees                      1,340          1,318          1,250          1,097            455
   Investment securities gains (losses)                 (111)           (82)           ---           (395)           401
   Other operating income                              1,274            645            862            852          2,175
                                                    --------        -------        -------        -------        -------
      Total other income                               5,218          4,454          4,706          4,038          5,591
                                                    --------        -------        -------        -------        -------
Other Expenses:
   Salaries and employee benefits                     11,464         10,040          9,114          8,648          7,522
   Occupancy expenses, net                             2,242          2,145          1,522          1,606          1,524
   Other operating expenses                            7,402          6,438          6,225          5,545          5,690
                                                    --------        -------        -------        -------        -------
      Total other expenses                            21,108         18,623         16,861         15,799         14,736
                                                    --------        -------        -------        -------        -------
Income before income taxes                            11,938         13,638         12,637         11,836         11,000
Income taxes                                           2,844          3,828          3,871          3,819          3,870
                                                    --------        -------        -------        -------        -------
Net Income                                          $  9,094       $  9,810       $  8,766       $  8,017       $  7,130
                                                    --------        -------        -------        -------        -------
                                                    --------        -------        -------        -------        -------
Diluted Earnings Per Share                          $   4.17          $4.59          $4.26          $3.98          $3.55
                                                    --------        -------        -------        -------        -------
                                                    --------        -------        -------        -------        -------
Dividends Declared Per Share                        $   1.79          $1.64          $1.43          $1.23          $1.03
                                                    --------        -------        -------        -------        -------
                                                    --------        -------        -------        -------        -------
Selected statement of condition information:

   Total assets at December 31                      $897,960       $800,610       $690,795       $616,934       $538,884
   Total deposits at December 31                     608,746        587,893        529,047        438,716        406,292
   Total equity at December 31                        71,831         64,760         57,756         46,525         41,661
   Long-term debt at December 31                      49,763         38,492         30,572         29,755         22,832

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

     Net interest income, on a tax-equivalent basis, expressed as a percent of average earning assets, was 4.23% in 1997, 4.52% in 1996, and 4.64% in 1995. Tax-equivalent net interest income was $31,995,000 in 1997, or 4.4% greater than the $30,635,000 recorded in 1996. Tax-equivalent net interest income in 1996 was 11.8% greater than the $27,392,000 recorded in 1995. WBG's 1996 net interest income was $1,429,000 compared to $412,000 in 1995. The $1,360,000 increase in tax-equivalent net interest income from 1996 to 1997 was attributed to a $2,449,000 increase due to volume changes net of a $1,089,000 decrease due to rate changes.

INTEREST INCOME

     Interest income earned on earning assets in 1997 was $63,090,000 compared to $57,115,000 in 1996 and $49,603,000 in 1995. The 10.5% increase from 1996 to 1997 was primarily the result of the higher loan and taxable securities volumes recorded in 1997. 1996 included a full year of WBG's interest earned of $2,576,000 compared to 1995 reported interest income of $739,000. During 1997, the Company's principal sources of interest income were from the funds it invested in loans, securities, federal funds sold, and interest-bearing deposits held in other financial institutions.

     LOANS - In 1997, the average balance of loans outstanding was $478,683,000, 9.4% greater than the average of $437,439,000 in 1996. Average loans in 1996 were 21.7% higher than the $359,502,000 average recorded in 1995. Loans, as a percent of average earning assets, were 63.2% in 1997 compared to 64.6% in 1996 and 60.9% in 1995. The higher loan volumes in 1997 resulted in a $4,033,000 increase in tax-equivalent interest income. The average yield on loans was 9.80% in 1997 compared to 9.93% in 1996 and 10.12% in 1995. The decrease in yield on loans resulted in a decrease of $578,000 in tax-equivalent interest income. These two factors netted together resulted in an increase in interest income of $3,455,000 in 1997.

     At December 31, 1997, the Company had $5,078,000 in non-accrual loans compared to $1,702,000 in 1996 and $3,517,000 in 1995. The reduction of non-accrual loans from 1995 to 1996 was primary the result of the foreclosure of real estate collateral which is reported in Other Real Estate Owned for 1996. The $3,376,000 increase in non-accrual loans from year end 1996 to year end 1997, was primarily in real estate related loans.

     INVESTMENT PORTFOLIO - Interest on taxable investment securities increased by $2,193,000 in 1997 compared to a $201,000 tax-equivalent increase in 1996. The increase in the average volume from 1996 to 1997 accounted for $2,010,000 of the 1997 interest increase in taxable securities tax-equivalent income from 1996.

     Average taxable securities comprised 75.9% of the total average investment portfolio at December 31, 1997. These average securities were 75.2% and 74.4%, respectively, in 1996 and 1995 of the total average investment portfolio.

     The investment portfolio is held as available-for-sale which provides flexibility and liquidity; however, management does not anticipate the need to sell securities for liquidity nor does management foresee selling securities to recognize the current unrealized gains or losses in the portfolio.

     Average securities exempt from federal income tax comprised 24.1% of the investment portfolio in 1997 compared to 24.8% in 1996 and 25.6% in 1995. Interest in 1997 on tax-exempt securities, on a tax-equivalent basis, of $5,022,000 was an increase of $650,000 from the $4,372,000 reported in 1996.
Interest, on a tax-equivalent basis, on tax-exempt securities in 1996 was $219,000 less than the $4,591,000 recorded in 1995.

     INTEREST-BEARING DEPOSITS - Average interest-bearing deposits, consisting primarily of funds on deposit with Federal Home Loan Banks, was $10,628,000 down $3,238,000 from the $13,866,000 1996 average. Lower balances of interest-bearing deposits resulted in a decrease of $183,000 in tax-equivalent interest income while higher rates earned in 1997 resulted in an increase of $52,000. These two factors resulted in a net decrease in tax-equivalent interest income of $131,000 in 1997 from 1996. The 1996 average was an increase of $11,006,000 from the 1995 average of $2,860,000. This increase was due to management's desire to maintain liquidity for loan growth and as an accommodation to our correspondents. The Company will purchase federal funds from the correspondents and invest these dollars in interest-bearing deposits.

     FEDERAL FUNDS SOLD - Average federal funds sold increased $1,039,000, or 28.5% in 1997 compared to 1996. Average federal funds sold in 1996 declined $2,998,000, or 45.2%, compared to 1995. The average yield remained at 5.51% in 1997 the same yield as recorded for 1996. The average yield was 5.80% in 1995. The increase in average federal funds sold in 1997 resulted in an increase of $57,000 in tax-equivalent interest income.

INTEREST EXPENSE

     Total interest expense on interest-bearing liabilities was $33,017,000 in 1997, a 17.3% increase over the $28,153,000 recorded in 1996. Total interest expense in 1996 was 17.4% greater than the $23,974,000 recorded in 1995. Included in 1996 was $1,147,000 (twelve months) for WBG compared to $327,000 (four months) reported in 1995 for WBG. Increased volume of interest-bearing liabilities was responsible for $4,133,000 of the increased interest expense in 1997 compared to 1996, while higher rates increased interest expense by $731,000.

     DEPOSITS - The Company's interest-bearing deposits are of three basic types: interest-bearing demand accounts, which may be subject to a waiting period before withdrawal, but are usually withdrawn on demand by the presentment of checks; savings accounts, which may be subject to a waiting period or other limitations before withdrawal, but are normally withdrawn on demand; and time deposits, which are accepted by the Company for specific periods of time and are subject to interest penalties if withdrawn prematurely.

     The average balance of interest-bearing demand deposits was $107,131,000 in 1997, 32.8% greater than the $80,703,000 in 1996. Interest-bearing demand deposits increased primarily as the result of the introduction of a new "All-In-One" checking account at FNBF in September, 1996. The new account pays interest on all balances maintained in the account. This account replaced the bank's regular noninterest-bearing accounts and, therefore, necessitated the transfer of noninterest-bearing deposits to interest-bearing deposits at the time of conversion. Average balances in 1996 were 20.2% greater than 1995. The average rate paid by the Company on these deposits was 3.46% in 1997 compared to 3.09% in 1996 and 2.60% in 1995. The higher rates paid on interest-bearing demand deposits in 1997 resulted in a $324,000 increase in interest expense while the higher volumes of such deposits increased interest expense by $887,000. WBG's 1996 (twelve months) interest expense was $121,000 greater than its 1995 (four months) reported expense. Average interest-bearing demand accounts were 18.1% of total average deposits in 1997, 14.3% in 1996 and 1995.

     Savings deposits averaged $109,532,000 in 1997, a $922,000 increase over the $108,610,000 recorded in 1996. Average savings deposits in 1996 were 9.8% higher than 1995. The average rate paid on savings accounts in 1997 was 3.56% compared to 3.44% and 3.56% in 1996 and 1995, respectively. The higher rates paid on savings accounts in 1997 resulted in an increase of $123,000 in interest expense, while higher volumes resulted in an increase in interest expense of $32,000. Savings deposits averaged 18.5% of total average deposits in 1997 compared to 19.3% in 1996 and 21.0% in 1995.

     Time deposits averaged $276,036,000 in 1997, a decrease of $2,310,000 from the 1996 average of $278,346,000. The $278,346,000 1996 average was an increase of 29.1% over the $215,610,000 recorded in 1995. This increase was primarily due to the increased sales of the Company's two-year prime rate certificate of deposit and the inclusion of a full year of WBG's balances. Interest expense of $16,141,000 was recorded in 1997, a decrease of $73,000 from 1996. Interest paid on time deposits in 1996 increased by $3,643,000 over 1995 primarily as a result of higher volumes of such deposits. WBG accounted for $605,000 of this increase. Average time deposits in 1997 comprised 46.6% of total average deposits compared to 49.4% in 1996 and 45.8% in 1995.

     Average noninterest-bearing deposits were $99,332,000 in 1997 compared to $95,518,000 in 1996 and $89,252,000 in 1995 and was 16.8% of average total deposits in 1997 compared to 17.0% in 1996 and 19.0% in 1995. Correspondent bank deposits increased in 1997, such deposits were $39,857,000 and $12,716,000 as of December 31, 1997 and 1996, respectively.

     SHORT-TERM BORROWINGS - Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and discount window borrowings which generally mature one to seven days following the date of sale. Short-term borrowings averaged $92,046,000 in 1997, a 43.9% increase compared to the $63,959,000 recorded in 1996. Short-term borrowings decreased $8,230,000 in 1996 compared to 1995. The average rate paid was 5.18% in 1997 compared to 5.04% in 1996 and 5.61% in 1995. The higher volume in 1997 accounted for a $1,480,000 increase in interest expense compared to 1996 and higher rates accounted for $68,000 of the total $1,548,000 increase in interest expense.

     LONG-TERM DEBT AND OTHER NOTES PAYABLE - The Company's long-term and other notes payable consists primarily of advances from the Federal Home Loan Banks and treasury tax and loan note balances. At December 31, 1997, the Company had an average of $74,138,000 of such advances compared to $43,130,000 and $37,064,000 in 1996 and 1995, respectively. The $31,008,000 average increase from 1996 to 1997 was used to fund 15-year fixed-rate mortgages, to purchase securities and for short-term funding. The average rates paid during 1997, 1996 and 1995 were 6.08%, 5.76%, and 5.63%, respectively. The total amount of interest paid on these advances in 1997 was $4,507,000 compared to $2,484,000 in 1996 and $2,086,000 in 1995. The higher volume in 1997 resulted in an increase of $1,870,000 in interest expense and the increase in the interest rates resulted in an increase of $153,000 in interest expense. These two components resulted in a total increase in interest expense of $2,023,000 for 1997 compared to 1996.

     Table Two-Average Balance Sheets, Net Interest Income, Yields and Rates and Table Three-Analysis of Volume and Rate Changes on Net Interest Income and Expense are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. Table Two provides an analysis of change in net interest margin on earning assets setting forth average assets, liabilities, and stockholders' equity; tax-equivalent interest income and interest expense, average yields and rates, and the net interest margin on earning assets. Table Three presents an analysis of volume and rate changes on interest income and expense.

                                   TABLE TWO
         AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES
                   Tax-equivalent basis (dollars in thousands)

                                                             1997                               1996                    1995
                                              ----------------------------------  ---------------------------------   ---------
                                                             Tax                                Tax
                                              Average     Equivalent   Average    Average    Equivalent    Average    Average
                                              Balance      Interest   Yield/Rate  Balance     Interest   Yield/Rate   Balance
                                              --------    ----------  ----------  --------   ----------  ----------   --------
Assets:

Loans                                         $478,683     $46,905      9.80%     $437,439     $43,450      9.93%     $359,502
Taxable securities                             199,847      12,243      6.13       167,005      10,050      6.02       164,815
Tax-exempt securities                           63,394       5,022      7.92        55,017       4,372      7.95        56,715
Interest-bearing deposits                       10,628         584      5.50        13,866         715      5.16         2,860
Federal funds sold                               4,681         258      5.51         3,642         201      5.51         6,640
                                               -------     -------                --------     -------                --------
   Total interest-earning assets               757,233      65,012      8.59       676,969      58,788      8.68       590,532
                                                           -------                             -------
Cash and due from banks                         49,572                              40,120                              31,921
Premises and equipment                          16,853                              13,942                               7,938
Other assets, net                               20,455                              17,892                              14,528
Allowance for loan losses                       (8,469)                             (8,782)                             (8,180)
                                              --------                            --------                            --------
Total Assets                                  $835,644                            $740,141                            $636,739
                                              --------                            --------                            --------
                                              --------                            --------                            --------
Liabilities and Stockholders' Equity:

Interest-bearing demand                       $107,131       3,702      3.46      $ 80,703       2,491      3.09      $ 67,160
Savings deposit                                109,532       3,895      3.56       108,610       3,740      3.44        98,906
Time deposits                                  276,036      16,141      5.85       278,346      16,214      5.83       215,610
Federal funds purchased                         25,073       1,378      5.49        11,551         612      5.30        15,934
Repurchase agreements                           66,973       3,394      5.07        52,408       2,612      4.98        56,255
Long-term and other notes payable               74,138       4,507      6.08        43,130       2,484      5.76        37,064
                                               -------     -------                --------     -------                --------
   Total interest-bearing liabilities          658,883      33,017      5.01       574,748      28,153      4.90       490,929
                                                           -------                             -------
Noninterest bearing demand                      99,332                              95,518                              89,252
Other liabilities                                9,172                               8,158                               5,869
Stockholders' equity                            68,257                              61,717                              50,689
                                              --------                            --------                            --------
Total Liabilities and Stockholder's Equity    $835,644                            $740,141                            $636,739
                                              --------                            --------                            --------
                                              --------                            --------                            --------
Interest income/earning assets                                          8.59                                8.68
Interest expense/earning assets                                         4.36                                4.16
                                                                        ----                                ----
Net interest margin                                         31,995      4.23%                   30,635      4.52%
Less FTE adjustment                                          1,922      ----                     1,673      ----
                                                           -------      ----                   -------      ----
Net Interest Income                                        $30,073                             $28,962
                                                           -------                             -------
                                                           -------                             -------


                                                       1995
                                              ---------------------
                                                 Tax
                                              Equivalent    Average
                                               Interest   Yield/Rate
                                              ----------  ----------
Assets:
Loans                                           $36,367     10.12%
Taxable securities                                9,849      5.98
Tax-exempt securities                             4,591      8.10
Interest-bearing deposits                           174      6.08
Federal funds sold                                  385      5.80
                                                -------
   Total interest-earning assets                 51,366      8.70
                                                -------
Cash and due from banks
Premises and equipment
Other assets, net
Allowance for loan losses

Total Assets


Liabilities and Stockholders' Equity:

Interest-bearing demand                           1,743      2.60
Savings deposit                                   3,521      3.56
Time deposits                                    12,571      5.83
Federal funds purchased                             974      6.11
Repurchase agreements                             3,079      5.47
Long-term and other notes payable                 2,086      5.63
                                                -------
   Total interest-bearing liabilities            23,974      4.88
                                                -------
Noninterest bearing demand
Other liabilities
Stockholders' equity

Total Liabilities and Stockholder's Equity


Interest income/earning assets                               8.70
Interest expense/earning assets                              4.06
                                                             ----
Net interest margin                              27,392      4.64%
Less FTE adjustment                               1,763      ----
                                                -------      ----
Net Interest Income                             $25,629
                                                -------
                                                -------

Notes:
Average balances are computed principally on the basis of daily averages. Non-accrual loans are included in loans.
Interest income on loans includes fees on loans (in thousands) of $1,682 in 1997; $1,556 in 1996; and $1,282 in 1995.
Interest income is stated on a fully tax-equivalent basis (FTE). The rate used for this adjustment is approximately 38%.
Net interest margin is computed by dividing net interest income by average earning assets.

                                   TABLE THREE
     ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE
                  Tax-equivalent basis (dollars in thousands)

                                                      1997 over 1996               1996 over 1995
                                             ----------------------------   ----------------------------
                                             Average    Average     Net     Average    Average     Net
                                             Volume      Rate      Change   Volume      Rate      Change
                                             -------    -------    ------   -------    -------    ------
Increase (decrease) in interest income:

   Loans                                     $4,033     $  (578)   $3,455    $7,728     $(645)    $7,083
   Taxable securities                         2,010         183     2,193       132        69        201
   Tax-exempt securities                        665         (15)      650      (135)      (84)      (219)
   Interest-bearing deposits                   (183)         52      (131)      563       (22)       541
   Federal funds sold                            57         ---        57      (166)      (18)      (184)
                                             ------     -------    ------    ------     -----     ------
      Total                                   6,582        (358)    6,224     8,122      (700)     7,422
                                             ------     -------    ------    ------     -----     ------
Increase (decrease) in interest expense:

   Interest-bearing demand                      887         324     1,211       386       362        748
   Savings deposits                              32         123       155       329      (110)       219
   Time deposits                               (136)         63       (73)    3,654       (11)     3,643
   Federal funds purchased                      743          23       766      (244)     (118)      (362)
   Repurchase agreements                        737          45       782      (202)     (265)      (467)
   Long-term and other notes payable          1,870         153     2,023       327        71        398
                                             ------     -------    ------    ------     -----     ------
      Total                                   4,133         731     4,864     4,250       (71)     4,179
                                             ------     -------    ------    ------     -----     ------
Increase (decrease) in net interest income   $2,449     $(1,089)   $1,360    $3,872     $(629)    $3,243
                                             ------     -------    ------    ------     -----     ------
                                             ------     -------    ------    ------     -----     ------

Notes:

Non-accrual loans are included in loans.
Interest income on loans includes fees on loans (in thousands) of $1,682 in 1997; $1,556 in 1996; and $1,282 in 1995.
Interest income is stated on a fully tax-equivalent basis. The rate used for this adjustment is approximately 38%.
The rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".

PROVISION FOR LOAN LOSSES

          In 1997, the Company provided $2,245,000 for possible loan losses, which was $1,090,000 more than provided in 1996. This increase was attributable to loan growth and concern with certain portions of the loan portfolio. These concerns were primarily related to certain large commercial loans that were adversely graded in 1997 and for which specific reserves have been allocated. Of these commercial loans, the specific reserves were approximately $1,400,000 relating to loan outstandings of approximately $7,200,000. Management is currently in the process of strengthening the loan agreements for these specific borrowers. Management has also reviewed the portfolio of like loans and determined that these concerns have been addressed. During 1997, the Company had net charge-offs of $2,456,000 compared to $810,000 in 1996. Gross charge-offs in 1997 were $3,542,000 compared to $1,805,000 in 1996. The $1,667,000 increase in commercial, financial and agricultural gross charge-offs was primarily due to one large commercial loan charged-off in the second quarter of 1997 by FNBF. The provision in 1996 was $1,155,000 compared to $837,000 in 1995. Based upon recent experience, Management estimates gross charge-offs for 1998 of $2,200,000, broken down as follows: commercial - $400,000; commercial real estate - $200,000 and consumer - $1,600,000. Actual results may differ from Management's estimates.

OTHER INCOME

SERVICE CHARGES AND FEES AND OTHER INCOME

          Service charges on deposit accounts increased $142,000 in 1997 to $2,715,000, compared to $2,573,000 in 1996 and $2,594,000 in 1995. Included in
1996 and 1995 was $228,000 and $77,000, respectively, attributed to the WBG acquisition. 1996 includes twelve months of WBG earnings compared to four full months of earnings in 1995. Service charges on demand deposits decreased $229,000 from 1996 to 1997. This decline in service charges can be attributed to a decline in the number of low balance accounts which generally incurred monthly service charges as well as the introduction in 1996 of the "All-In-One" checking account at FNBF which requires a lower minimum balance to avoid service charges. This decrease was offset by increases in return check fees and service charges received from correspondent banks due to an increase in the volume of service in this area.

OTHER SERVICE CHARGES

          Other service charges increased slightly in 1997 to $1,340,000 compared to $1,318,000 in 1996. Other service charges in 1996 were 5.4% higher than the $1,250,000 recorded in 1995.

GAINS ON SALE OF OTHER REAL ESTATE OWNED (OREO)

          During 1997, the Company recorded $1,119,000 in OREO gains primarily due to a sale of a property held by FNBF. Such gains recorded in 1996 and 1995 were $270,000 and $150,000, respectively.

SECURITIES TRANSACTIONS

          During 1997 and 1996, the Company incurred losses of $111,000 and $82,000, respectively, on the sale of investment securities. No such gains or losses were recorded in 1995.

OTHER OPERATING INCOME

          Other operating income decreased to $155,000 in 1997 compared to $375,000 in 1996 and $712,000 in 1995. The $220,000 decrease from 1996 to 1997 was primarily due to decreased insurance income recorded in 1997. The $337,000 decrease from 1995 to 1996 was primarily due to a decrease in recoveries on other losses and a reduction in gains on sales of fixed assets.

OTHER EXPENSES

SALARIES AND BENEFITS

          Salaries and benefits expense of $11,464,000 increased $1,424,000 in 1997, or 14.2% over the $10,040,000 recorded in 1996. 1996 salaries and benefits expense was $926,000, or 10.2% higher than 1995. Normal salary increases and a higher level of full-time equivalent employees (approximately 30 additional full time equivalents) added to support asset growth accounted for $1,062,0000 of this increase.

OCCUPANCY EXPENSES

          Occupancy expense was $2,242,000 in 1997 compared to $2,145,000 in 1996 and $1,522,000 in 1995. The $97,000 increase in 1997 was primarily made up of increases in depreciation, primarily due to recording a full year of depreciation for the new Main Office building for BNBD which was occupied in May 1996, and in utilities, cleaning and tax expense. Those increases were offset somewhat by decreases in repair and maintenance and property insurance plus an increase in rental income. The $623,000 increase in 1996 was primarily attributable to increased depreciation due to the new Main Office building for BNBD and increased depreciation at FNBF due to the Animas Valley Mall branch which was opened in October, 1995 and various purchases of bank and data processing equipment. Various repairs and maintenance expenses also increased.

OTHER OPERATING EXPENSES

          Other operating expenses were $7,402,000 in 1997, a 15.0% increase over the $6,438,000 recorded in 1996. This increase was primarily in data processing depreciation, up $110,000; data processing telephone line charges, up $85,000; consultants, up $113,000; credit and collection, up $97,000; correspondent bank charges, up $88,000; and VISA expenses, up $111,000. 1995 expenses were $6,225,000.

PROVISION FOR TAXES

          The provision for income taxes was $2,844,000 in 1997 compared to $3,828,000 in 1996 and $3,871,000 in 1995. The effective tax rate on income was 23.8% in 1997 compared to 28.1% in 1996 and 30.6% in 1995. The decrease in the effective tax rate from 1996 to 1997 is primarily attributable to recognition of deferred tax credits and an increase in tax-exempt income.

RETURN ON AVERAGE ASSETS AND EQUITY

          The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):

                                  TABLE FOUR
                        PROFITABILITY AND EQUITY RATIOS

                                             1997           1996           1995
                                            ------         ------         ------
Return on assets                             1.09%          1.33%          1.38%
Return on stockholders' equity              13.32%         15.90%         17.29%
Stockholders' equity to assets               8.17%          8.34%          7.96%
Stockholders' dividend payout ratio         42.26%         35.31%         33.94%

     Return on average assets in 1997 of 1.09% was down from the 1.33% and 1.38% recorded in 1996 and 1995, respectively. Average assets increased $95,503,000 in 1997 compared to increases of $103,402,000 in 1996 and $73,465,000 in 1995.

     Return on average stockholders' equity declined 2.58 percentage points to 13.32% in 1997 from 15.90% in 1996, and 1996 return on average stockholders' equity declined 1.39 percentage points from the 17.29% recorded in 1995.
Average stockholders' equity as a percent of average total assets was 8.17% in 1997 compared to 8.34% and 7.96% in 1996 and 1995, respectively. The dividend payout ratio increased to 42.26% in 1997 compared to 35.31% in 1996 and 33.94% in 1995. Dividends declared per share in 1997 increased $.15, or 9.4%, to $1.79 per share compared to 1996 dividends declared per share of $1.64.


BALANCE SHEET ANALYSIS

LOANS

     The Company concentrates its lending activities in five principal areas: commercial, commercial real estate, consumer, real estate residential and real estate construction loans. At December 31, 1997, these five categories were 24.4%, 34.0%, 14.3%, 21.3% and 6.0%, respectively, of the Company's loan portfolio. This compares with 23.4%, 34.6%, 15.9%, 19.3% and 6.8%, respectively, at December 31, 1996. The interest rates charged for the loans made by the Company vary with the perceived degree of risk (both credit risk and interest rate risk), the size and maturity of the loans, the borrower's relationship with the Company, and the prevailing money market rates indicative of the Company's cost of funds.

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

     Loan growth continued in 1997 with average loans as of December 31, 1997 of $478,683,000 compared to $437,439,000 in 1996 and $359,502,000 in 1995. Average
loan growth in 1997, 1996 and 1995 was 9.4%, 21.7% and 25.7%, respectively. Total loans at December 31, 1997 were $491,961,000, an increase of $23,773,000, or 5.1%, compared to December 31, 1996. Total loans at December 31, 1996 were $468,188,000, an increase of $63,508,000, as compared to 1995. Management expects that loans will continue to increase but at a slower rate than past years due to strengthening of underwriting standards and to some extent market saturation. Consumer loans will continue to be emphasized and loans to low and moderate-income borrowers will remain a priority. Management anticipates the area of greatest growth potential in 1998 is real estate lending. Management does not foresee any significant changes occurring in the loan mix in 1998.

                                  TABLE FIVE
                          LOAN PORTFOLIO COMPOSITE
                           (dollars in thousands)

                                                1997       1996        1995         1994        1993
                                              --------   --------    --------     --------    --------
December 31:

Commercial, financial and agricultural        $120,315   $109,697    $ 96,273     $ 66,463    $ 50,856
Commercial real estate                         167,136    161,959     128,105      111,027      82,833
Consumer                                        70,232     74,408      67,885       54,802      55,048
Real estate residential                        104,816     90,105      87,501       72,033      55,928
Real estate construction                        29,462     32,019      24,916       17,335       9,603
                                              --------   --------    --------     --------    --------
   Total loans                                $491,961   $468,188    $404,680     $321,660    $254,268
                                              --------   --------    --------     --------    --------
                                              --------   --------    --------     --------    --------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

     Nonperforming loans as of December 31, 1997, were $5,334,000, or 1.08%, of total loans compared to $2,309,000, or .49%, of total loans at December 31, 1996. The increase in nonperforming loans was primarily due to increases in real estate related non-accrual loans due to repayment capacity concerns of a few borrowers.

     Commercial and real estate loans are reviewed on an individual basis for reclassification to nonaccrual status when any of the following occurs: the loan becomes 90 days past due as to interest or principal (unless in Management's opinion, the loan is well secured and in the process of collection), the full and timely collection of additional interest or principal becomes uncertain, the loan is reclassified as doubtful by loan review or bank regulatory agencies, a portion of the principal balance has been charged-off, or the Company takes possession of the collateral. The reclassification of loans to nonaccrual status does not necessarily reflect Management's judgment as to whether they are collectible. Consumer loans generally are not placed on nonaccrual status; they are classified substandard upon becoming 90 days past due and are charged-off upon becoming 120 days past due.

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

     The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated:

                                 TABLE SIX
                            NONPERFORMING ASSETS
                           (dollars in thousands)

                                                           1997      1996        1995       1994        1993
                                                          ------    ------      ------     ------      ------
December 31:

Nonaccrual loans                                          $5,078    $1,702      $3,517     $  140      $   37
Accruing loans past due 90 days or more                      227       256         308        143         194
Restructured loans (in compliance with modified terms)        29       351         ---        ---           3
                                                          ------    ------      ------     ------      ------
   Total nonperforming loans                               5,334     2,309       3,825        283         234

OREO and other foreclosed assets                           1,421     1,995         564        737       1,432
                                                          ------    ------      ------     ------      ------
   Total nonperforming assets                             $6,755    $4,304      $4,389     $1,020      $1,666
                                                          ------    ------      ------     ------      ------
                                                          ------    ------      ------     ------      ------
Ratios:
Nonperforming loans to total loans                          1.08%     0.49%       0.95%      0.09%       0.09%
Allowance for loan losses to nonperforming loans          163.53%   386.87%     224.52%   2680.57%    2545.30%
Nonperforming assets to total assets                        0.75%     0.54%       0.64%      0.17%       0.31%
Allowance for loan losses to nonperforming assets         129.12%   207.55%     195.67%    743.73%     357.50%

     Management has no potential problem loans to report as of December 31, 1997. Potential problem loans are performing loans that management has doubts about the borrower's ability to comply with the present loan repayment terms. These loans would be less than 90 days past due and would be accruing interest.

ALLOWANCE FOR LOAN LOSSES ACTIVITY

     In determining the adequacy of the loan loss allowance, Management relies primarily on its review of the loan portfolio, both to ascertain whether there are probable losses to be written off and to assess the loan portfolio in the aggregate. Problem loans are examined on an individual basis to determine estimated probable loss. In addition, Management considers current and projected loan mix and loan volume, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. The allowance for loan losses was 1.77% of total loans at December 31, 1997 compared to 1.91% at December 31, 1996.

     Management believes that the $8,722,000 allowance for loan losses at December 31, 1997 is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     During the second quarter of 1997, a large commercial loan was charged-off. This charged-off loan was a primary reason the commercial loan charge-offs increased to $2,045,000 in 1997.

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

     The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

                                  TABLE SEVEN
                       ALLOWANCE FOR LOAN LOSS ACTIVITY
                             (dollars in thousands)

                                                           1997           1996           1995           1994           1993
                                                         --------       --------       --------       --------       --------
Balance at beginning of year                             $  8,933       $  8,588       $  7,586       $  5,956       $  5,462
Provision charged to operations                             2,245          1,155            837             58            859

Loans charged-off:
   Commercial, financial and agricultural                  (2,045)          (378)           (60)           (68)          (391)
   Commercial real estate                                     ---            ---            ---            ---           (110)
   Consumer                                                (1,457)        (1,255)          (705)          (688)          (477)
   Real estate residential                                    (40)           (12)           (87)           ---            (51)
   Real estate construction                                   ---           (160)           ---            ---             (6)
                                                         --------       --------       --------       --------       --------
      Total loans charged-off                              (3,542)        (1,805)          (852)          (756)        (1,035)
                                                         --------       --------       --------       --------       --------

Recoveries:
   Commercial, financial and agricultural                     442            403            275            161            313
   Commercial real estate                                       1             11              8             17            ---
   Consumer                                                   619            499            417          2,133            350
   Real estate residential                                     24             82             15             17              7
   Real estate construction                                   ---            ---            ---            ---            ---
                                                         --------       --------       --------       --------       --------
      Total recoveries                                      1,086            995            715          2,328            670
                                                         --------       --------       --------       --------       --------

Net loans recovered (charged-off)                          (2,456)          (810)          (137)         1,572           (365)
                                                         --------       --------       --------       --------       --------
Acquired in merger with Western Bank Gallup                   ---            ---            302           ---             ---
                                                         --------       --------       --------       --------       --------

Balance at end of year                                   $  8,722       $  8,933       $  8,588       $  7,586       $  5,956
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------

Average total loans                                      $478,683       $437,439       $359,502       $285,994       $229,599

Total loans at December 31                               $491,961       $468,188       $404,680       $321,660       $254,268

Ratios:
Net recoveries or (charge-offs) during period
   to average loans outstanding during period             (0.51)%        (0.19)%        (0.04)%          0.55%        (0.16)%
Provision for loan loss to average loans
   outstanding during period                               0.47 %         0.26 %         0.23 %         0.02%          0.37 %
Allowance to loans at year end                             1.77 %         1.91 %         2.12 %         2.36%          2.34 %

INVESTMENT SECURITIES

     Average investments during 1997 were $263,241,000, an increase of $41,219,000 from the $222,022,000 average in 1996. Average investments in 1996 were $492,000 higher than the $221,530,000 recorded in 1995. The December 31, 1997 investment securities balance was $279,559,000 up $34,872,000 from the December 31, 1996 balance of $244,687,000. Of this increase, $2,689,000 was in tax-exempt securities. Management plans to continue to look for opportunities to increase the tax-exempt portfolio to further reduce the Company's effective tax rate. The increase of $32,183,000 in taxable securities was in response to pledging requirements to secure securities sold under agreements to repurchase and to leverage capital through investment opportunities that would be profitable when funded with borrowings at the FHLB, which are reported in Long-Term and Other Notes Payable.

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment net of accumulated depreciation as of December 31, 1997, was $17,510,000 compared to $16,223,000 in 1996.

OTHER REAL ESTATE OWNED

     The December 31, 1997 balance of OREO was $1,119,000 compared to $1,712,000 at December 31, 1996, a decrease of $593,000. This decrease was primarily due to one property which was sold during the fourth quarter of 1997.

DEPOSITS

     Total deposits at December 31, 1997 were $608,746,000, compared to $587,893,000 at December 31, 1996. This 3.5% increase followed an 11.1% increase in 1996 compared to 1995. Average deposits for 1997 were $592,031,000 compared to $563,177,000 and $470,928,000 for 1996 and 1995, respectively. Noninterest-bearing demand of $130,501,000 and $94,907,000 at December 31, 1997 and 1996 were 21.4% and 16.1% of total deposits at year-end 1997 and 1996, respectively. Noninterest-bearing demand deposits decreased $12,548,000 from December 31, 1995 to December 31, 1996. This decrease was primarily the result of the introduction of the "All-In-One" checking account at FNBF. This product shifted noninterest-bearing consumer checking accounts into interest-bearing accounts. Average noninterest-bearing demand was 16.8% and 17.0% of average total deposits at December 31, 1997 and 1996, respectively.

     Interest-bearing demand increased $11,409,000 from $98,736,000 at December 31, 1996 to $110,145,000 at December 31, 1997 and represented 18.1% and 16.8% of total deposits as of year end 1997 and 1996, respectively. Average interest-bearing demand increased 32.7% from 1996 to 1997 and average interest-bearing deposits increased 20.2% from 1995 to 1996. The 1996 increase was primarily due to the shift from noninterest-bearing deposits due to the "All-In-One" checking account and internal growth.

     Average savings accounts and money market accounts grew from $108,610,000 in 1996 to $109,532,000 in 1997. These deposits represented
16.9% and 18.8% of total deposits at year end 1997 and 1996, respectively.

     Average time deposits decreased slightly during 1997. These deposits include time certificates, $100,000 and over, and other time certificates. Time certificates, $100,000 and over, were 25.3% of total deposits at December 31, 1997 and 28.1% at December 31, 1996. While these deposits are generally more rate sensitive and, therefore, more likely to be withdrawn than other deposits, the Company has found these deposits to be a relatively stable funding source. Other time certificates were 18.3% and 20.2% of total deposits at year end 1997 and 1996, respectively. Most of the 1996 growth in this category came from the sale of the Company's 2-year floating rate certificates. The rate paid on these certificates floats monthly with the prime rate in effect on the first of each month. This product was introduced to help match-fund the Company's floating-rate assets. This certificate was made available, through the first quarter of

1996, to brokers outside the Company's general market area to help meet current liquidity requirements. These certificates were offered to the brokers on the same terms, conditions, and rates as they were to other customers. As of December 31, 1997, brokers held approximately $24,316,000 of these deposits. Brokered deposits are typically more rate sensitive than general core deposits and, therefore, more likely to be withdrawn. The 2-year floating rate certificates and time certificates, $100,000 and over, are the highest cost funding sources for the Company and comprise a significant portion of the Company's annual interest expense.

FEDERAL FUNDS PURCHASED

     As part of its expanding correspondent bank services, the Company routinely purchases excess federal funds from its downstream correspondents and resells those funds as part of its own federal funds sold. In 1997, the Company's average federal funds purchased were $25,073,000 compared to $11,551,000 in 1996.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Average securities sold under agreements to repurchase ("repos") increased $14,565,000, or 27.8%, to $66,973,000 during 1997. At December 31,
1996, average repos were $52,408,000 compared to $56,255,000 in 1995.  The majority of the repos are sold to public entities although some corporate customers use them as a tool in their short-term cash management strategy.

LONG-TERM AND OTHER NOTES PAYABLE

     The Company utilizes the Federal Home Loan Banks as a funding source to "match-fund" 15-year fixed rate residential mortgage loans with long-term fixed rate borrowings; arbitrage opportunities by investing the funds in taxable securities and for short-term funding. The Company borrowed approximately $50,800,000 and $20,000,000 during 1997 and 1996, respectively. At December 31, 1997 and 1996, the advances outstanding from the Federal
Home Loan Bank were $87,937,000 and $49,933,000, respectively.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

     Total stockholders' equity at December 31, 1997 was a record $71,831,000, up 10.9% from $64,760,000 at year-end 1996. The growth was primarily due to retention of earnings. At December 31, 1997 and 1996, respectively, the ratio of stockholders' equity to total assets was 8.00% and 8.09%. This slight decline was due to the fact that the Company's total assets increased at a greater rate than the increase in retained earnings.

     The Company and its Subsidiary Banks exceeded required regulatory minimums for "well-capitalized" status throughout 1997, and it is the Company's policy to maintain this status at both the consolidated and subsidiary bank levels.

     A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Qualifying capital is divided into two tiers. The Company's

Tier 1 (or core) capital consists of its common stockholders' equity less intangibles. Its Tier 2 (or supplementary) capital consists of its allowance for loan losses up to a maximum of 1.25% of its risk-weighted assets. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits are included in the calculation of risk-based capital ratios as a reduction of risk-weighted assets. As of December 31, 1997, the Company and the Subsidiary Banks had to have a regulatory minimum ratio of qualifying total capital to risk-weighted assets of 8% and qualifying Tier 1 capital to risk-weighted assets of 4%. The Company's actual ratios were 13.23% and 11.98%, respectively, compared to 13.02% and 11.76%, respectively, for the same period a year ago.

     In addition, bank regulators have promulgated capital leverage guidelines designed to supplement the risk-based capital guidelines. Banks and bank holding companies must maintain a minimum ratio of Tier 1 capital to adjusted total assets (leverage ratio). The Company's required Tier 1 leverage ratio was 4% and its actual ratio was 7.92% and 8.03% at December 31, 1997 and 1996, respectively.

     The following table indicates the amounts of regulatory capital of the
Company:

                                  TABLE EIGHT
                               REGULATORY CAPITAL
                             (dollars in thousands)

                                               Total
                                             Risk-Based     Tier 1      Leverage
                                             ----------     -------     --------
At December 31,1997:
   Company's                                    13.23%       11.98%        7.92%
   Regulatory minimum                            8.00%        4.00%        4.00%
   Company's capital                           $76,189      $68,977      $68,977
   Regulatory minimum                          $46,072      $23,036      $34,862
   Computed excess                             $30,117      $45,941      $34,115

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

     Short-term borrowings are made up primarily of federal funds purchased and securities sold under agreements to repurchase. The securities underlying the repurchase agreements were under the control of the Subsidiary Banks.

                                   TABLE NINE
                             SHORT-TERM BORROWINGS
                     ORIGINAL MATURITIES LESS THAN ONE YEAR
                             (dollars in thousands)

                                               1997           1996           1995
                                             --------        -------        -------
Amount outstanding at year end               $117,852        $84,524        $56,294
Average outstanding for the year               92,046         63,959         72,189
Highest month-end balance for the year        117,852         84,524         83,544

Weighted average interest rate                  5.18%          5.04%          5.61%

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

                                   TABLE TEN
           CERTIFICATES OF DEPOSIT IN DENOMINATIONS OF $100,000 OR MORE
                             (dollars in thousands)

                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   -------
At December 31:

Time remaining until maturity:
   Less than 3 months                     $ 33,322   $ 21,260   $ 66,750   $ 45,944   $32,026
   3 months to 6 months                     21,768     39,778     20,607     25,937    20,858
   6 months to 12 months                    46,959     68,059     45,167     12,547    10,320
   More than 12 months                      51,725     35,879     18,101     19,250    15,469
                                          --------   --------   --------   --------   -------
      Total                               $153,774   $164,976   $150,625   $103,678   $78,673
                                          --------   --------   --------   --------   -------
                                          --------   --------   --------   --------   -------

          Generally, investment securities which mature within one year can be converted to cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rate and, therefore, their liquidation value would tend to be more volatile relative to their book value. The following tables summarize the investment portfolio maturities and yields at December 31, 1997 and the investment portfolio distribution for the last three years.

                                  TABLE ELEVEN
                 SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELDS
                             (dollars in thousands)

                                                 Within        After One Year    After 5 Years
                                                One Year      Through 5 Years  Through 10 Years   After 10 Years       Total
                                             --------------   ---------------  ----------------   --------------   --------------
                                             Amount   Yield   Amount    Yield  Amount     Yield   Amount   Yield   Amount   Yield
                                             ------   -----   ------    -----  ------     -----   ------   ------  ------   -----
At December 31, 1997:
Securities available-for-sale

U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies                 $71,229  5.29%  $ 74,358  6.42%   $17,298   6.12%   $36,105   6.49%  $198,990  6.00%
Obligations of states and political
   subdivisions                                9,082  4.73     33,645  4.54     22,334   5.01        ---    ---     65,061  4.73
Other securities                                 ---   ---        ---   ---        ---    ---     15,508   5.40     15,508  5.40
                                             -------         --------          -------           -------          --------
   Total securities                          $80,311  5.23%  $108,003  5.33%   $39,632   5.50%   $51,613   6.16%  $279,559  5.67%
                                             -------  -----  --------  -----   -------   -----   -------   -----  --------  -----
                                             -------  -----  --------  -----   -------   -----   -------   -----  --------  -----

Notes: All securities available-for-sale are shown at market value at year-end.
       Yields are calculated based on amortized cost and do not include a tax-equivalent adjustment. Mortgage-backed securities are included with U.S. treasury securities and obligations of U.S. government corporations and agencies. Available-for-sale securities are shown at contractual maturities, except for securities having no stated maturity, which are shown as due after ten years.

                                 TABLE TWELVE
                      SECURITIES PORTFOLIO DISTRIBUTION
                            (dollars in thousands)

                                                           1997           1996           1995
                                                         --------       --------       ---------
At December 31:

U.S. treasury securities and obligations of
   U.S. government corporations and agencies             $198,990       $175,734       $156,537
Obligations of states and political subdivisions           65,061         62,372         54,708
Other securities                                           15,508          6,581          7,005
                                                         --------       --------       ---------
   Total securities                                      $279,559       $244,687       $218,250
                                                         --------       --------       ---------
                                                         --------       --------       ---------

          Loan demand also affects the Company's liquidity position. The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 1997 and 1996.

                                        TABLE THIRTEEN
                                       LOAN MATURITIES
                                   (dollars in thousands)

                                                   Within    After One But       After
                                                  One Year   Within 5 Years     5 years         Total
                                                  --------   --------------     --------      ---------
Loan maturities at December 31, 1997:

Loans with predetermined interest rates:
   Commercial, financial and agricultural         $ 16,612      $  10,392       $  2,159      $  29,163
   Commercial real estate                            5,296         23,163         22,802         51,261
   Consumer                                         10,201         49,993          2,321         62,515
   Real estate residential                          14,581          6,748         63,836         85,165
   Real estate construction                          3,456          2,236          1,544          7,236
                                                  --------      ---------       --------      ---------
                                                    50,146         92,532         92,662        235,340
                                                  --------      ---------       --------      ---------
Loans with floating interest rates:
   Commercial, financial and agricultural           35,029         27,697         28,426         91,152
   Commercial real estate                           13,298         16,906         85,671        115,875
   Consumer                                            908          1,877          4,932          7,717
   Real estate residential                           2,625            831         16,195         19,651
   Real estate construction                         10,087          7,335          4,804         22,226
                                                  --------      ---------       --------      ---------
                                                    61,947         54,646        140,028        256,621
                                                  --------      ---------       --------      ---------
      Total loans                                 $112,093       $147,178       $232,690       $491,961
                                                  --------      ---------       --------      ---------
                                                  --------      ---------       --------      ---------

Loan maturities at December 31, 1996:

Loans with predetermined interest rates:
   Commercial, financial and agricultural         $  7,517      $  13,875       $  2,963      $  24,355
   Commercial real estate                            7,083         17,202         23,660         47,945
   Consumer                                          9,466         54,326          6,118         69,910
   Real estate residential                           3,347          6,492         51,983         61,822
   Real estate construction                          4,704          1,003          2,694          8,401
                                                  --------      ---------       --------      ---------
                                                    32,117         92,898         87,418        212,433
                                                  --------      ---------       --------      ---------
Loans with floating interest rates:
   Commercial, financial and agricultural           39,538         22,789         23,015         85,342
   Commercial real estate                            5,552         18,775         89,687        114,014
   Consumer                                            913            829          2,756          4,498
   Real estate residential                           2,537          1,920         23,826         28,283
   Real estate construction                         20,085          2,118          1,415         23,618
                                                  --------      ---------       --------      ---------
                                                    68,625         46,431        140,699        255,755
                                                  --------      ---------       --------      ---------
      Total loans                                 $100,742       $139,329       $228,117       $468,188
                                                  --------      ---------       --------      ---------
                                                  --------      ---------       --------      ---------


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

     The principal cash requirement of First Place is dividends on common stock when declared. A second requirement is the repayment of debt, if any. First Place is dependent upon the payment of cash dividends by the Subsidiary Banks to service these requirements. First Place expects that the cash dividends paid by the Subsidiary Banks to First Place will be sufficient to meets its cash requirements (see Note 0 - Formation of Capital Bank).

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.

     The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice faster than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice faster than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

     The Company's interest rate risk management is the responsibility of the Subsidiary Banks' Asset/Liability Management Committees (ALCOs), which report to the Boards of Directors. These ALCOs establish policies that monitor and coordinate sources, uses and pricing of funds. In adjusting the Company's asset/liability position, the Subsidiary Banks and the Boards and Management attempt to manage the interest rate risk while enhancing net interest margin. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Boards and Management may determine to increase the interest rate risk position somewhat in order to increase the Company's net interest margin. The Subsidiary Banks' results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long and short-term interest rates.

     The Subsidiary Banks' Asset Liability Committees met regularly during 1997 to review interest rate risk and profitability and recommend adjustments for consideration by the Boards of Directors. Management reviews the Subsidiary Banks' security portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

     The Subsidiary Banks utilize simulation models to analyze net interest income sensitivity to movements in interest rates. The simulation models project net interest income based on an immediate increase or decrease in interest rates (rate shock) sustained over a twelve month period. The models are based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities, including loans, investment securities, federal funds sold, interest-bearing deposits and borrowings.
The models incorporate assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. The assumptions are based on historical industry standard prepayment speeds on like assets and liabilities when interest rates increase or decrease by 200 basis points. The models factor in projections for anticipated activity levels by product lines offered by the Subsidiary Banks. The simulation models also take into account the Subsidiary Banks' greater ability to control the rates on deposit products compared to adjustable-rate loans which are tied to published indices.

     One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets. The following table sets forth, at December 31, 1997, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve of + or - 200 basis points:

                                          TABLE FOURTEEN
                                  NET PORTFOLIO VALUE ANALYSIS
                                      (dollars in thousands)

                                                 -200          Current         +200
                                              Basis Points   Market Rates   Basis Points
                                              ------------   ------------   ------------
     Securities                                $ 288,454       $279,559       $269,321
     Other investments                            17,302         17,302         17,302
     Loans                                       490,747        481,245        470,895
     Other assets                                117,860        117,860        117,860
                                               ---------       --------       --------
     Total assets at present value               914,363        895,966        875,378
                                               ---------       --------       --------
     Deposits                                    610,404        607,940        605,553
     Other liabilities                           222,070        216,618        211,858
                                               ---------       --------       --------
     Total liabilities at present value          832,474        824,558        817,411
                                               ---------       --------       --------
     Present value net worth                   $  81,889       $ 71,408       $ 57,967
                                               ---------       --------       --------
                                               ---------       --------       --------

     Certain assumptions promulgated by FDICIA and the banking industry in assessing the interest rate risk of financial institutions were employed in preparing data for the Company included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, non-maturity deposit rates, and the market values of certain assets under the various interest rate scenarios. It is also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Subsidiary Banks' assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve could cause significantly different changes to the NPV than indicated above.

     Based on the information and assumptions in effect at December 31, 1997, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

     The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

OFF-BALANCE SHEET ITEMS

     As of December 31, 1997, the financial instruments with off-balance sheet risk were commitments to extend credit and standby letters of credit. The Company has not entered into any contracts for financial derivative instruments, such as futures, swaps, options, etc. Loan commitments (including standby letters of credit) decreased by $15,446,000, or 14.1%, to $94,346,000 in 1997 as compared to $109,792,000 in 1996. This is an indicator of continued loan demand and represents 19.2% of total loans outstanding at year end as compared to 23.5% a year ago.

YEAR 2000 COMPLIANCE PLAN

     The Company has adopted a Year 2000 Compliance Plan. The plan is based on the FFIEC's recommendations as outlined in their "Year 2000 Project Management Awareness" interagency statement issued on May 5, 1997. The Company is seriously committed to being functionally and operationally Year 2000 compliant. Sufficient resources have been allocated to ensure that top priority is given to meeting the deadlines set up by FFIEC for compliance and that the project receives the quality personnel and timely support it requires. It is not anticipated that expenditures for Year 2000 compliance will be material to the Company's results of operations or financial condition.

     Senior management will provide the Board of Directors with quarterly updates regarding the current status of internal systems as well as the status of compliance of major vendors.

     The Company is in the process of completing the assessment phase. The necessary system upgrades have been identified and timelines established. All mission critical and mission necessary system upgrades are scheduled to be completed by December 31, 1998. Internal testing will be performed as outlined in the Year 2000 Compliance Plan. The Company has requested vendor certification for each system/application and plans to test each system/application within the Company's own environment to ensure total compatibility.

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1997 and 1996
                               (in thousands)

                                                          1997           1996
                                                        --------       --------
                   ASSETS
                   ------
Cash and due from banks                                 $ 79,579       $ 49,487
Interest-bearing deposits in banks                        17,052          2,391
Federal funds sold                                           250          7,835
                                                        --------       --------
   Total cash and cash equivalents                        96,881         59,713
                                                        --------       --------

Investment securities:
   Available-for-sale (at market value)                  279,559        244,687
                                                        --------       --------

Loans                                                    491,961        468,188
Allowance for loan losses                                 (8,722)        (8,933)
                                                        --------       --------
   Total net loans                                       483,239        459,255
                                                        --------       --------

Bank premises and equipment, net                          17,510         16,223
Other real estate owned                                    1,119          1,712
Other assets                                              19,652         19,020
                                                        --------       --------

Total Assets                                            $897,960       $800,610
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                           $130,501       $ 94,907
   Interest-bearing demand                               110,145         98,736
   Savings and money market accounts                     102,707        110,392
   Time certificates, $100,000 and over                  153,774        164,976
   Other time certificates                               111,619        118,882
                                                        --------       --------
      Total deposits                                     608,746        587,893

Securities sold under agreements to repurchase            82,507         68,739
Federal funds purchased                                   34,845         15,785
Other short-term borrowings                                  500            ---
Long-term and other notes payable                         88,416         52,020
Other liabilities                                         11,115         11,413
                                                        --------       --------
   Total liabilities                                     826,129        735,850
                                                        --------       --------

Stockholders' equity:
   Common stock, no par value.
      Authorized shares  5,000,000;
         issued and outstanding shares  2,149,497
         and 2,123,157 at December 31, 1997 and 1996      14,364         13,634
   Additional paid-in capital                                406            124
   Net unrealized holding gain on securities
      available-for-sale                                   1,775            967
   Retained earnings                                      55,286         50,035
                                                        --------       --------

      Total stockholders' equity                          71,831         64,760
                                                        --------       --------

Total Liabilities and Stockholders' Equity              $897,960       $800,610
                                                        --------       --------
                                                        --------       --------

See notes to consolidated financial statements.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1997, 1996 and 1995

                                                         (in thousands, except per share data)
                                                          1997           1996           1995
                                                         -------        -------        -------
Interest income:
   Loans, including fees                                 $46,905        $43,450        $36,367
   Investment securities:
      Taxable                                             12,243         10,050          9,849
      Tax-exempt                                           3,100          2,699          2,828
   Interest-bearing deposits                                 584            715            174
   Federal funds sold                                        258            201            385
                                                         -------        -------        -------
      Total interest income                               63,090         57,115         49,603
                                                         -------        -------        -------

Interest expense:
   Time deposits of $100,000 and over                      9,480          9,649          7,582
   Other deposits                                         14,258         12,796         10,253
   Short-term borrowings                                   4,772          3,224          4,053
   Other borrowings                                        4,507          2,484          2,086
                                                         -------        -------        -------
      Total interest expense                              33,017         28,153         23,974
                                                         -------        -------        -------

Net interest income                                       30,073         28,962         25,629
Provision for loan losses                                  2,245          1,155            837
                                                         -------        -------        -------

Net interest income after provision
   for loan losses                                        27,828         27,807         24,792
                                                         -------        -------        -------

Other income:
   Service charges on deposit accounts                     2,715          2,573          2,594
   Other service charges and fees                          1,340          1,318          1,250
   Gains on sale of other real estate owned                1,119            270            150
   Investment securities gains (losses)                     (111)           (82)           ---
   Other operating income                                    155            375            712
                                                         -------        -------        -------
      Total other income                                   5,218          4,454          4,706
                                                         -------        -------        -------

Other expenses:
   Salaries and employee benefits                         11,464         10,040          9,114
   Occupancy expenses, net                                 2,242          2,145          1,522
   Other operating expenses                                7,402          6,438          6,225
                                                         -------        -------        -------
      Total other expenses                                21,108         18,623         16,861
                                                         -------        -------        -------

Income before income taxes                                11,938         13,638         12,637
Income taxes                                               2,844          3,828          3,871
                                                         -------        -------        -------

Net Income                                               $ 9,094        $ 9,810        $ 8,766
                                                         -------        -------        -------
                                                         -------        -------        -------

Earnings per common share:
   Basic                                                 $  4.25        $  4.65        $  4.30
   Diluted                                               $  4.17        $  4.59        $  4.26

See notes to consolidated financial statements.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 1997, 1996 and 1995

                                                                    (in thousands)
                                                          1997           1996           1995
                                                         -------        -------        -------
Common stock:
   Balance at beginning of year                          $13,634        $13,609        $ 9,759
   Issuance of new common stock                              730            635          3,850
   Retirement of common stock                                ---           (610)           ---
                                                         -------        -------        -------

   Balance at end of year                                 14,364         13,634         13,609
                                                         -------        -------        -------

Additional paid-in capital:
   Balance at beginning of year                              124             62             36
   Additions related to sale of common stock                 282             62             26
                                                         -------        -------        -------

   Balance at end of year                                    406            124             62
                                                         -------        -------        -------

Net unrealized holding gain on securities
      available-for-sale:
   Balance at beginning of year                              967            922         (1,083)
   Unrealized holding gain recorded during year              808             45          2,005
                                                         -------        -------        -------

   Balance at end of year                                  1,775            967            922
                                                         -------        -------        -------

Retained earnings:
   Balance at beginning of year                           50,035         43,689         37,897
   Net income                                              9,094          9,810          8,766
   Cash dividends declared                                (3,843)        (3,464)        (2,974)
                                                         -------        -------        -------

   Balance at end of year                                 55,286         50,035         43,689
                                                         -------        -------        -------

Treasury stock:
   Balance at beginning of year                              ---           (526)           (84)
   Acquisition of common stock for treasury                  ---           (345)          (653)
   Sale and retirement of common stock from treasury         ---            871            211
                                                         -------        -------        -------

   Balance at end of year                                    ---            ---           (526)
                                                         -------        -------        -------

Total stockholders' equity                               $71,831        $64,760        $57,756
                                                         -------        -------        -------
                                                         -------        -------        -------

See notes to consolidated financial statements.

                FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1997, 1996 and 1995

                                                                     (in thousands)
                                                              1997        1996        1995
                                                           ----------   ---------   ---------
Cash flow from operating activities:
  Net income                                               $   9,094    $  9,810    $  8,766
  Adjustments to reconcile net income to net cash
    provided by operations:
    Amortization and accretion                                  (469)       (154)       (303)
    Depreciation                                               1,526       1,167         958
    Provision for loan losses                                  2,245       1,155         837
    Provision for loan losses on other real estate               ---         ---         (24)
    Increase in other assets                                  (1,694)     (2,864)       (775)
    (Decrease) increase in other liabilities                    (301)      1,954       2,684
    Gain on sale of property, plant and equipment                 (7)        (12)       (100)
    Gain on sale of other real estate                         (1,119)       (270)       (150)
    Loss on sale of available-for-sale securities                111          82         ---
    Net decrease in trading securities                           ---         ---         861
    Provision for deferred income taxes                          466        (275)       (422)
                                                           ---------    --------    --------
      Net cash provided by operating activities                9,852      10,593      12,332
                                                           ---------    --------    --------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities         14,295      10,464       1,327
  Proceeds from maturites of available-for-sale securities    85,852      61,373      53,546
  Purchases of available-for-sale securities                (133,402)    (98,024)    (29,880)
  Proceeds from maturities of held-to-maturity securities        ---         ---       8,180
  Purchases of held-to-maturity securities                       ---         ---      (3,827)
  Net change in loans                                        (27,083)    (66,493)    (64,708)
  Proceeds on sale of property, plant and equipment               19         108         417
  Proceeds from sale of other real estate owned                2,752       2,803         541
  Acquisition of other real estate owned                        (186)     (1,505)        ---
  Net proceeds from acquisition of subsidiary                    ---         ---       2,869
  Purchase of property and equipment                          (2,825)     (6,407)     (4,447)
                                                           ---------    --------    --------
      Net cash used by investing activities                  (60,578)    (97,681)    (35,982)
                                                           ---------    --------    --------

(Continued)

See notes to consolidated financial statements.

                       FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                          Years Ended December 31, 1997, 1996 and 1995

                                                                 (in thousands)
                                                           1997        1996       1995
                                                        ---------    --------   ---------
Cash flows from financing activities:
  Net change in deposit accounts                        $ 39,318     $31,216    $  6,007
  Net change in certificates of deposit                  (18,465)     27,630      56,840
  Net change in securities sold under
    agreements to repurchase                              13,768      16,810     (35,751)
  Net change in federal funds purchased                   19,560      11,420       3,865
  Net change in long-term and other notes payable         36,396      13,378          55
  Cash dividends paid                                     (3,695)     (3,540)     (2,649)
  Acquisition of treasury stock                              ---        (345)       (653)
  Proceeds from sale of treasury stock                       ---         871         216
  Proceeds from issuance of common stock                   1,012          87         174
                                                        --------     -------    --------
      Net cash provided by financing activities           87,894      97,527      28,104
                                                        --------     -------    --------
Net increase in cash and cash equivalents                 37,168      10,439       4,454

Cash and cash equivalents at beginning of period          59,713      49,274      44,820
                                                        --------     -------    --------
Cash and cash equivalents at end of period              $ 96,881     $59,713    $ 49,274
                                                        --------     -------    --------
                                                        --------     -------    --------

Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest                                            $ 33,663     $27,797    $ 22,329
    Taxes                                               $  2,443     $ 4,183    $  4,196
  Non-cash assets acquired through foreclosure          $  1,000     $ 2,193    $     53

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1997, 1996 and 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     This summary of significant accounting policies of First Place and the Subsidiary Banks (the "Company") is presented to assist in understanding the Company's consolidated financial statements. These accounting policies, which conform to generally accepted accounting principals and to general practices within the banking industry, have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     1.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of First Place and its wholly-owned subsidiaries, First National Bank of Farmington, Burns National Bank of Durango, and Western Bank, Gallup. All significant intercompany accounts and transactions have been eliminated.

     2.   TRADING SECURITIES

          Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income. The Company had no trading securities at December 31, 1997 and 1996.

     3.   SECURITIES HELD-TO-MATURITY

          Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. The Company had no such securities at December 31, 1997 and 1996.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     4.   SECURITIES AVAILABLE-FOR-SALE

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

     5.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The Company maintains a diversified loan portfolio consisting of commercial, real estate and consumer loans.

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

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

          When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and gains and losses are recognized currently in the statement of income.

     7.   INCOME TAXES

          Deferred income taxes have been provided for timing differences which result from income and expense items that are recognized for financial accounting purposes in different years than such items are recognized for income tax purposes.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.   EARNINGS PER SHARE

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, on December 31, 1997. This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board (APB) Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     9.   CASH AND CASH EQUIVALENTS

          For purposes of the statements of cash flows, the Company includes cash on hand, cash on deposit at other institutions and federal funds sold as cash and cash equivalents.

     10.  STOCK OPTION PLANS

          The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company provides the pro forma disclosure under the provisions of SFAS No. 123.

     11.  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

          The Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     12. TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

          Effective January 1, 1997, the Company adopted certain provisions of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 amends certain provisions of SFAS No. 65 and supersedes SFAS No. 122. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. As discussed in Note A(16), certain provisions of SFAS No. 125 related to secured borrowings have been deferred until 1998. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     13.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

          In January 1997, the Securities and Exchange Commission (SEC) approved rule amendments regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The amendments require expanded disclosure of accounting policies for derivative financial instruments in the financial statements. The amendments also expand disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk exposures. This disclosure can be found in Management's Discussion and Analysis.

     14.  REPORTING COMPREHENSIVE INCOME

          In June, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. SFAS No. 130 is effective for the Company's financial statements beginning in 1998.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     15.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
          INFORMATION

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

     16.  DEFERRAL OF SFAS NO. 125

          In December 1996, the FASB issued SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB NO. 125. SFAS 127 defers for one year the effective date of certain provisions of SFAS No. 125 to allow affected enterprises to modify information systems and accounting processes to comply with SFAS No. 125. The delay applies to the provisions that deal with secured borrowings and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending. The impact of SFAS No. 127 is not expected to be material to the consolidated financial statements.

     17.  RECLASSIFICATIONS

          Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.


NOTE B - RESTRICTED CASH BALANCES

     Reserves (in the form of cash on hand and deposits with the Federal Reserve
     Bank) of $13,415,000 and $10,741,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1997 and 1996. These reserves are included in Cash and Due from Banks in the accompanying consolidated balance sheets.

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995

NOTE C - INVESTMENT SECURITIES

     A summary of the amortized cost, approximate fair value and gross unrealized gains and losses follows (amounts in thousands):

     Investment securities available-for-sale:

                                           Amortized   Approximate  Unrealized  Unrealized
                                             cost       fair value     gain        loss
                                           ---------   -----------  ----------  ----------
December 31, 1997:
  U.S. treasury securities                 $ 45,006      $ 45,442     $  436      $  --
  U.S. government agency
   securities                                88,597        89,093        560        (64)
  Mortgage-backed securities                 64,252        64,455        514       (311)
  Obligations of states and
   political subdivisions                    63,458        65,061      1,607         (4)
  Other investments and
   securities                                15,514        15,508        ---         (6)
                                           --------      --------     ------      -----
    Total                                  $276,827      $279,559     $3,117      $(385)
                                           --------      --------     ------      -----
                                           --------      --------     ------      -----

December 31, 1996:
  U.S. treasury securities                 $ 55,915      $ 56,371     $  458      $  (2)
  U.S. government agency
   securities                                47,674        47,969        295         --
  Mortgage-backed securities                 71,376        71,394        529       (511)
  Obligations of states and
   political subdivisions                    61,643        62,372        916       (187)
  Other investments and
   securities                                 6,591         6,581        ---        (10)
                                           --------      --------     ------      -----
    Total                                  $243,199      $244,687     $2,198      $(710)
                                           --------      --------     ------      -----
                                           --------      --------     ------      -----

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995


NOTE C - INVESTMENT SECURITIES - CONTINUED

     A summary of amortized cost and approximate fair value of investment securities classified as available-for-sale, by maturity at December 31, 1997 follows (amounts in thousands):

                                               Amortized   Approximate
                                                  cost      fair value
                                               ---------   -----------
      Less than one year                       $ 80,147      $ 80,311
      One to five years                         106,570       108,003
      Five to ten years                          38,582        39,632
      Greater than ten years                     36,014        36,105
      Securities not due at a single date        15,514        15,508
                                               --------      --------
        Total                                  $276,827      $279,559
                                               --------      --------
                                               --------      --------

     The proceeds from sales of securities available-for-sale and the gross realized gains and gross realized losses on those sales at December 31, follow (amounts in thousands):

                                                1997       1996       1995
                                               -------    -------    ------
          Proceeds                             $14,295    $10,464    $1,327
          Gross realized gains                      27         10        --
          Gross realized losses                    138         92        --
          Related income tax (benefit)             (39)       (30)       --

     At December 31, 1997 and 1996, investment securities with a recorded value of approximately $231,000,000 and $204,000,000, respectively, were pledged to collateralize repurchase agreements, public or trust deposits and other notes payable.

     The Company is required to have Federal Home Loan Bank stock due to Federal Home Loan Bank borrowings, in the amount equal to at least five percent of the advance and standby letters of credit divided by the qualified asset ratio. This ratio is a measurement of the Company's overall commitment to housing finance. The Company was required to have $8,088,000 at December 31, 1997 of Federal Home Loan Bank stock. At December 31, 1997 and 1996, $9,303,000 and $5,480,000, respectively, of Federal Home Loan Bank stock are included in other securities.

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995


NOTE D - LOANS

     A summary of loans at December 31 follows (amounts in thousands):

                                                      1997        1996
                                                    --------    --------
          Commercial, financial and agriculture     $120,315    $109,697
          Commercial real estate                     167,136     161,959
          Consumer                                    70,232      74,408
          Real estate residential                    104,816      90,105
          Real estate construction                    29,462      32,019
                                                    --------    --------
                                                     491,961     468,188
          Less allowance for loan losses               8,722       8,933
                                                    --------    --------
            Total net loans                         $483,239    $459,255
                                                    --------    --------
                                                    --------    --------

     Changes in the allowance for loan losses follows (amounts in thousands):

                                                        1997       1996      1995
                                                      -------    -------    ------
       Balance at beginning of year                   $ 8,933    $ 8,588    $7,586
       Acquired in merger with Western Bank                --         --       302
       Provision charged to operating expense           2,245      1,155       837
       Recoveries on loans previously charged-off       1,086        995       715
       Loans charged-off                               (3,542)    (1,805)     (852)
                                                      -------    -------    ------
       Balance at end of year                         $ 8,722    $ 8,933    $8,588
                                                      -------    -------    ------
                                                      -------    -------    ------

     Loans for which the accrual of interest has been discontinued, amounted to $5,078,000, $1,702,000, and $3,517,000 at December 31, 1997, 1996, and
     1995, respectively. If interest had been accrued on these loans for 1997, 1996, and 1995, interest income would have been increased by approximately $329,000, $104,000, and $58,000, respectively.

     Certain directors, officers and companies with which they are associated, were customers of, and had banking transactions with, the Company in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995

NOTE D - LOANS - CONTINUED

     the time for comparable transactions with other borrowers of the Company. The following table summarizes the activity in these loans for 1997 (in thousands):

          Balance at December 31, 1996                         $ 17,564
          Advances/New Loans                                     11,384
          Payments                                              (11,491)
                                                               --------
          Balance at December 31, 1997                         $ 17,457
                                                               --------
                                                               --------

NOTE E - BANK PREMISES AND EQUIPMENT

     The major components of bank premises and equipment at December 31 follow (amounts in thousands):

                                         Estimated Lives     1997       1996
                                         ---------------    -------    -------
        Land                                    --          $ 1,870    $ 1,870
        Building                            5-40 years       14,740     13,968
        Furniture and equipment             3-25 years       11,927     11,003
        Leasehold improvements              5-15 years          746        563
                                                            -------    -------
                                                             29,283     27,404
        Less accumulated depreciation
         and amortization                                    11,773     11,181
                                                             ------     ------
          Total                                             $17,510    $16,223
                                                            -------    -------
                                                            -------    -------
                                     51

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995

NOTE F - LONG TERM AND OTHER NOTES PAYABLE

     Long term and other notes payable, secured by investment securities as well as certain loans from the Company's loan portfolio at December 31 consisted of the following (amounts in thousands):

                                                           1997       1996
                                                         -------     -------
       Federal Home Loan Bank advances, 5.10% to
        7.13% due 1998 through 2012                      $87,937     $49,933
       Other notes payable                                   479       2,087
                                                         -------     -------

        Total                                            $88,416     $52,020
                                                         -------     -------
                                                         -------     -------

     Maturities of notes payable at December 31, 1997 are as follows (amounts in thousands):

           1998                                                  $38,653
           1999                                                    6,916
           2000                                                    5,989
           2001                                                    6,489
           2002                                                    4,779
           Later Years                                            25,590
                                                                 -------

             Total                                               $88,416
                                                                 -------
                                                                 -------

NOTE G - INCOME TAXES

     Income tax expense consists of the following (amounts in thousands):

                                                       1997     1996     1995
                                                      ------   ------   ------
          Current tax expense                         $2,378   $4,103   $4,293
          Deferred tax expense (benefit)                 466     (275)    (422)
                                                      ------   ------   ------

   Total                                              $2,844   $3,828   $3,871
                                                      ------   ------   ------
                                                      ------   ------   ------

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995

NOTE G - INCOME TAXES - CONTINUED

     Income tax expense differs from the expected tax expense (computed using statutory rates) as a result of the following (amounts in thousands):

                                                       1997      1996      1995
                                                      ------    ------    ------
          Computed "expected" tax expense             $4,179    $4,773    $4,423
          Tax benefit due to tax-exempt interest        (968)     (799)     (836)
          State tax, net of federal benefit               62       187       320
          Low income housing credit                     (381)     (161)      ---
          Other, net                                     (48)     (172)      (36)
                                                      ------    ------    ------

             Total                                    $2,844    $3,828    $3,871
                                                      ------    ------    ------
                                                      ------    ------    ------

     Deferred tax expense (benefit) results from timing differences in the recognition of income and expense for income tax and financial statement purposes. The sources of these differences and their tax effects follow (amounts in thousands):

                                                           1997        1996         1995
                                                          ------      ------       ------
        Provision for loan losses                         $ 114       $(368)       $(335)
        Provision for losses on other real estate           209         (99)         (16)
        Pension expense                                      46         101           43
        Depreciation                                        110         122           37
        Deferred compensation                              (194)       (183)        (115)
        Deferred loan fees                                   93          58          (62)
        Stock option expense                               (144)       (181)        (111)
        FHLB stock dividends                                199         152          102
        Other, net                                           33         123           35
                                                          -----       -----        -----

           Total                                          $ 466       $(275)       $(422)
                                                          -----       -----        -----
                                                          -----       -----        -----

            FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1997, 1996 and 1995

NOTE G - INCOME TAXES - CONTINUED

     Deferred tax assets and liabilities as of December 31 consisted of the following (amounts in thousands):

                                                        1997       1996       1995
                                                       ------     ------     ------
       Deferred tax assets:
         Allowance for loan losses                     $2,033     $2,147     $1,779
         Deferred compensation                            664        470        287
         Deferred loan fees                               208        301        359
         Other real estate owned                          196        405        306
         Stock option expense                             574        430        249
         Other                                             63         61        104
                                                       ------     ------     ------
                                                        3,738      3,814      3,084
                                                       ------     ------     ------

       Deferred tax liabilities:
         Unrealized gains on investment
          securities                                      956        521        497
         Bank premises and equipment                      494        384        262
         Pension plan                                     531        485        384
         FHLB stock dividends                             578        379        227
         Other                                            285        250        170
                                                       ------     ------     ------
                                                        2,844      2,019      1,540
                                                       ------     ------     ------

       Net deferred tax asset                          $  894     $1,795     $1,544
                                                       ------     ------     ------
                                                       ------     ------     ------

     The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in excess of $21,880,000 in the two-year federal carryback period and by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred tax assets.

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan. The plan is a qualified plan which covers substantially all employees age twenty-one and over with one or more years of service. The Company's policy is to fund this plan in an amount equal to or greater than the minimum required by law, but not in excess of the maximum allowable.

     The following table sets forth the funded status of the pension plan (amounts in thousands):

                                                                           1997              1996
                                                                          -------           -------
     Actuarial present value of benefit obligations:
        Vested benefit obligation                                         $(4,675)          $(4,072)
        Non-vested benefit obligation                                         (93)             (103)
                                                                          -------           -------
        Accumulated benefit obligation                                     (4,768)           (4,175)
        Effect of projected future salary increases                          (416)             (551)
                                                                          -------           -------

        Projected benefit obligation                                       (5,184)           (4,726)

        Plan assets at fair value                                           5,543             5,216
                                                                          -------           -------

        Plan assets in excess of (less than) projected
           benefit obligation                                                 359               490

     Unrecognized net loss from past experience
        different from that assumed and effects of
        changes in assumptions                                              1,237             1,049

     Unrecognized prior service cost                                         (100)             (117)

     Unrecognized net asset                                                  (167)             (209)
                                                                          -------           -------

        Prepaid (accrued) pension cost                                    $ 1,329           $ 1,213
                                                                          -------           -------
                                                                          -------           -------

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995

NOTE H - EMPLOYEE BENEFIT PLANS - CONTINUED

     Net pension costs for this plan include the following components (amounts in thousands):

                                                              1997         1996
                                                             -----        -----
       Service cost of benefits earned                       $ 176        $ 152
       Interest cost on projected benefit obligation           346          326
       Return on plan assets                                  (387)        (363)
       Net amortization and deferral of loss                   (19)         (19)
                                                             -----        -----

          Net pension costs                                  $ 116        $  96
                                                             -----        -----
                                                             -----        -----


     Major assumptions at year-end follow:

                                                                        1997        1996
                                                                        -----       -----
        Annual discount rate                                            7.25%       7.50%
        Annual rate of increase in compensation levels                  5.00%       5.00%
        Annual expected long-term rate of return on assets              7.50%       7.50%

     Assets of the pension plan consist primarily of bank certificates of deposit, insurance annuity contracts, mutual funds, and U.S. government and agency obligations.

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995

NOTE H - EMPLOYEE BENEFIT PLANS - CONTINUED

     The Company also has a qualified defined contribution profit sharing plan (with 401(k) provisions) covering substantially all employees. Matching and voluntary contributions under the plan are provided in amounts determined by the Company's Board of Directors. Total employer contributions to this plan amounted to $255,000 in 1997 and $240,000 in 1996.

     The Company has a deferred compensation program that defers a specified portion of the compensation of certain directors and eligible employees. As of December 31, 1997 and 1996, the Company has accrued $1,491,000 and $1,195,000, respectively, for its obligations under this program. The Company's expense was $371,000, $296,000, and $309,000 for 1997, 1996 and
     1995, respectively. For certain employees, benefits are forfeited if employment is terminated prior to retirement for reasons other than death.

     To assist in the funding of this program, the Company purchases corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the Company upon the death of the employee. The cash surrender value of these policies included in "Other Assets" in the consolidated statements of financial condition was $5,536,000 and $5,335,000 as of December 31, 1997 and 1996, respectively.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995

NOTE I - CONTINGENCIES AND COMMITMENTS - CONTINUED

     sheet instruments. The Company controls credit risk through credit approvals, limits, and monitoring procedures.

     Financial instruments exhibiting credit risk at December 31, 1997 and 1996 are as follows (amounts in thousands):

                                                     1997            1996
                                                    -------        --------
         Commitments to extend credit               $89,856        $105,713
         Standby letters of credit                    4,490           4,079
                                                    -------        --------

           Total                                    $94,346        $109,792
                                                    -------        --------
                                                    -------        --------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

NOTE J - CONCENTRATIONS

     The majority of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area. Such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note D. The commitments to extend credit are primarily in the commercial and commercial real estate categories. The real estate lending area is the area of greatest concentration. This area, due to abundance of collateral, historically has not resulted in significant losses for the Company.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS, FEDERAL FUNDS SOLD OR REPURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, AND OTHER LIABILITIES

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     INVESTMENT SECURITIES

     For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOAN RECEIVABLES

     For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

     COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN

     The estimated fair values of the Company's off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets, and therefore, are not included in the following schedule.

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

     agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The estimated fair value of the Company's financial instruments at December 31 are as follows (amount in thousands):

                                                        1997                              1996
                                              -------------------------         --------------------------
                                              Carrying       Estimated          Carrying        Estimated
                                               amount        fair value          amount         fair value
                                              --------       ----------         --------        ----------
Financial assets:
   Cash and due from banks                    $ 79,579         $ 79,579         $ 49,487         $ 49,487
   Interest-bearing deposits                    17,052           17,052            2,391            2,391
   Federal funds sold                              250              250            7,835            7,835
   Investment securities
      available-for sale                       279,559          279,559          244,687          244,687
   Net loans                                   483,239          481,245          459,255          456,212
                                              --------         --------         --------         --------

      Total financial assets                  $859,679         $857,685         $763,655         $760,612
                                              --------         --------         --------         --------
                                              --------         --------         --------         --------

Financial liabilities:
   Deposits                                   $608,746         $607,940         $587,893         $588,763
   Securities sold under
      agreements to repurchase                  82,507           82,507           68,739           68,739
   Federal funds purchased                      34,845           34,845           15,785           15,785
   Other short-term borrowings                     500              500              ---              ---
   Long-term and other
      notes payable                             88,416           87,040           52,020           51,293
                                              --------         --------         --------         --------

      Total financial liabilities             $815,014         $812,832         $724,437         $724,580
                                              --------         --------         --------         --------
                                              --------         --------         --------         --------

NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION

     The assets of First Place consist primarily of the investment in the Subsidiary Banks. The principal source of First Place's cash revenues are dividends from the Subsidiary Banks. Federal and state banking laws and regulations limit the extent to which subsidiary banks can pay dividends. At December 31, 1997, the Subsidiary Banks had approximately $45,885,000 of retained earnings, of which, $16,890,000 was available for distribution to First Place. Dividends from the Subsidiary Banks are the source of funds for the payment of dividends to First Place stockholders and payment of operating costs of First Place. To the extent that the cash needs exceed cash revenues, First Place would borrow funds or sell equity securities.

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

     Condensed financial information of First Place at December 31 follows:

                                     BALANCE SHEETS
                                                                  (in thousands)
                                                                  1997        1996
                                                                -------      -------
                                ASSETS
     Cash                                                       $ 4,555      $ 3,269
     Investment in subsidiary banks                              69,059       62,922
     Other assets                                                   504          214
                                                                -------      -------
     Total Assets                                               $74,118      $66,405
                                                                -------      -------
                                                                -------      -------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

     Taxes payable                                              $     1      $   ---
     Dividends payable                                            1,591        1,443
     Other liabilities                                              695          202
                                                                -------      -------
          Total liabilities                                       2,287        1,645
                                                                -------      -------

     Stockholders' equity
       Common stock, no par value.
        Authorized shares 5,000,000;
         issued and outstanding shares 2,149,497 and
         2,123,157 at December 31, 1997 and 1996                 14,364       13,634
       Additional paid-in-capital                                   406          124
       Net unrealized holding gain on securities
        available-for-sale                                        1,775          967
       Retained earnings                                         55,286       50,035
                                                                -------      -------
          Total stockholders' equity                             71,831       64,760
                                                                -------      -------
     Total Liabilities and Stockholders' Equity                 $74,118      $66,405
                                                                -------      -------
                                                                -------      -------

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

                                            STATEMENTS OF INCOME

                                                           (in thousands)
                                                     1997        1996        1995
                                                   -------     -------      -------
     Administration expense                        $    70     $   346      $   309
                                                   -------     -------      -------
       Loss before equity in net income of
        subsidiary banks                               (70)       (346)        (309)

     Equity in net income of subsidiary banks:
       Distributed                                   3,830       3,956        3,573
       Undistributed                                 5,329       6,055        5,378
     Income tax credits                                  5         145          124
                                                   -------     -------      -------
     Net Income                                    $ 9,094     $ 9,810      $ 8,766
                                                   -------     -------      -------
                                                   -------     -------      -------

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1997, 1996 and 1995


NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

                                          STATEMENT OF CASH FLOWS

                                                                 (in thousands)
                                                         1997          1996          1995
                                                       --------      --------      --------
     Operating activities:
       Net income                                      $  9,094      $  9,810      $  8,766
       Adjustments to reconcile net income to net
        cash provided by operating activities:
          Amortization of intangibles                         7             7             4
          Undistributed equity in subsidiary earnings    (5,329)       (6,055)       (5,378)
        Decrease (increase) in other assets                (448)          133            45
        (Increase) decrease in other liabilities            664            19          (127)
                                                       --------      --------      --------
       Net cash provided by operating activities          3,988         3,914         3,310
                                                       --------      --------      --------
     Investing activities:
       Purchase of property and equipment                   (18)          ---           ---
       Acquisition of subsidiary                            ---           ---          (120)
                                                       --------      --------      --------
       Net cash used by investing activities                (18)          ---          (120)
                                                       --------      --------      --------
     Financing activities:
       Cash dividends paid                               (3,695)       (3,540)       (2,649)
       Acquisitions of treasury stock                       ---          (346)         (653)
       Proceeds from sale and retirement of
         treasury stock                                     ---           872           216
       Issuance of common stock                           1,011            87           174
                                                       --------      --------      --------
          Net cash used by financing activities          (2,684)       (2,927)       (2,912)
                                                       --------      --------      --------
     Net increase in cash and cash
      equivalents                                         1,286           987           278
     Cash and cash equivalents at beginning of year       3,269         2,282         2,004
                                                       --------      --------      --------
     Cash and cash equivalents at end of year          $  4,555      $  3,269      $  2,282
                                                       --------      --------      --------
                                                       --------      --------      --------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995


NOTE M - COMMON STOCK AND STOCK OPTIONS

     Shares of common stock at December 31 consisted of the following:

                                           1997          1996           1995
                                         ---------     ---------      ---------
     Issued:
       Balance at beginning of year      2,123,157     2,104,707      2,021,445
       Issuance of new common stock         26,340        18,450         83,262
                                         ---------     ---------      ---------
       Balance at end of year            2,149,497     2,123,157      2,104,707
                                         ---------     ---------      ---------
                                         ---------     ---------      ---------
     Held as treasury stock:
       Balance at beginning of year            ---        13,371          2,346
       Shares acquired                         ---         8,527         16,710
       Shares sold/retired                     ---       (21,898)        (5,685)
                                         ---------     ---------      ---------
       Balance at end of year                  ---           ---         13,371
                                         ---------     ---------      ---------
                                         ---------     ---------      ---------

     In 1992, First Place adopted the First Place Financial Corporation Nonstatutory Stock Option Plan (the "Plan") covering key employees and directors. Under the Plan, 120,000 shares were reserved for issuance. Options for the Plan vest at 20% per year and unexercised options expire on the fifth anniversary of the vesting date. The Plan also includes stock appreciation rights (SARs) for key employees which are granted and exercisable in conjunction with the options. The Company recorded expense of $362,000, $364,000 and $317,000 during 1997, 1996 and 1995 for these
     SARs. The SAR liabilities of $1,189,000 and $1,076,000 are included in Other Liabilities at December 31, 1997 and 1996.

     In 1996, First Place adopted the First Place Financial Corporation Second Nonstatutory Stock Option Plan (the "Second Plan") covering officers with specific titles and directors of the Subsidiary Banks. Those officers who were granted options under the Plan are ineligible to participate in the Second Plan. Under the Second Plan, 100,000 shares were reserved for issuance. Options for directors vest on the first anniversary of the date of grant and options for officers vest on the second anniversary. Each option agreement specifies the period for which the option is granted and provides that the option shall expire at the end of such period, not to exceed five years.

     In 1997, First Place adopted the First Place Financial Corporation Third Nonqualified Stock Option Plan (the "Third Plan") for eligible directors and officers. The Third Plan will provide a means for First Place, through the grant of stock options, to attract and retain persons of ability and motivate these persons to exert their best efforts on behalf of the Company. Under the Third Plan, 100,000 shares were reserved for issuance. Each option

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995


NOTE M - COMMON STOCK AND STOCK OPTIONS - CONTINUED

     shall be exercisable from time-to-time over a period beginning on the date of grant and ending on the earlier of the expiration, termination or cancellation of the option. Each option agreement shall specify the period for which the option is granted and shall provide that the option shall expire at the end of such period not to exceed ten years. Options under the Third Plan issued in 1997 vest 33.33% per year and unexercised options expire on the eighth anniversary of the grant date.

     Stock option activity in the plans is summarized as follows:

                                                          1997                               1996
                                             -------------------------------    -------------------------------
                                               Number of          Option          Number of          Option
                                                 shares           Price             shares           Price
                                             ---------------   -------------    ---------------   -------------
       Outstanding at beginning of year           93,500           $27-45           90,000            $   27
         Granted                                  76,220            45-66           10,700                45
         Exercised/retired                       (27,015)           27-45           (7,200)            27-45
                                                 -------                            ------
       Outstanding at end of year                142,705           $27-66           93,500            $27-45
                                                 -------                            ------
                                                 -------                            ------
       Exercisable at end of year                 58,560           $27-45           62,400            $27-45
                                                 -------                            ------
                                                 -------                            ------


     The weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $557,000 for 1997 and $48,000 for 1996 using Black Scholes option-pricing model with the following weighted-average assumptions:

                                                          Granted During
                                      -------------------------------------------------------
                                           1997                  1996                1995
                                      ----------------      ----------------      -----------
        Expected dividend yield              3%                    4%                  4%
        Risk-free rate of return             6%                    6%                  6%
        Expected life                   1 to 5 years          1 to 5 years          5 years
        Expected volatility                 10%                    9%                  4%

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997, 1996 and 1995


NOTE M - COMMON STOCK AND STOCK OPTIONS - CONTINUED

                                                         1997          1996
                                                      -----------   -----------
        Net income                   As reported        $9,094        $9,810
                                     Pro forma          $9,079        $9,808

        Diluted earnings per share   As reported        $ 4.17        $ 4.59
                                     Pro forma          $ 4.16        $ 4.58


     Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997, 1996 and 1995


NOTE N - CAPITAL REQUIREMENTS

     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require that the Subsidiary Banks maintain amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to total assets.

     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Subsidiary Banks' categories.

                FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997, 1996 and 1995


NOTE N - CAPITAL REQUIREMENTS - CONTINUED

     At December 31 the capital ratios were (dollars in thousands):

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                        For Capital                Prompt Corrective
                                  Actual             Adequacy Purposes             Action Provisions
                           -------------------      -------------------          ----------------------
     1997                  Amount        Ratio      Amount        Ratio          Amount          Ratio
                           ------        -----      ------        -----          ------          ------
     Total capital (to risk weighted assets):
     Consolidated         $76,189       13.23%  =>  $46,072  =>    8.0%   =>            N/A
     FNBF                 $55,997       13.25%  =>  $33,810  =>    8.0%   =>   $42,263   =>     10.0%
     BNBD                 $13,225       11.19%  =>  $ 9,452  =>    8.0%   =>   $11,815   =>     10.0%
     WBG                  $ 4,208       12.14%  =>  $ 2,772  =>    8.0%   =>   $ 3,465   =>     10.0%

     Tier 1 capital (to risk weighted assets):
     Consolidated         $68,977       11.98%  =>  $23,036  =>    4.0%   =>            N/A
     FNBF                 $50,703       12.00%  =>  $16,905  =>    4.0%   =>   $25,358   =>     6.00%
     BNBD                 $11,742        9.94%  =>  $ 4,726  =>    4.0%   =>   $ 7,089   =>     6.00%
     WBG                  $ 3,773       10.89%  =>  $ 1,386  =>    4.0%   =>   $ 2,079   =>     6.00%

     Leverage ratio (Tier 1 capital to adjusted assets):
     Consolidated         $68,977        7.92%  =>  $34,862  =>    4.0%   =>             N/A
     FNBF                 $50,703        7.57%  =>  $26,798  =>    4.0%   =>   $33,498   =>     5.00%
     BNBD                 $11,742        7.48%  =>  $ 6,281  =>    4.0%   =>   $ 7,852   =>     5.00%
     WBG                  $ 3,773        7.32%  =>  $ 2,061  =>    4.0%   =>   $ 2,576   =>     5.00%

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                        For Capital                Prompt Corrective
                                  Actual             Adequacy Purposes             Action Provisions
                           -------------------      -------------------          ----------------------
     1997                  Amount        Ratio      Amount        Ratio          Amount          Ratio
                           ------        -----      ------        -----          ------          ------
     Total capital (to risk weighted assets):
     Consolidated         $69,265       13.02%  =>  $42,567  =>    8.0%   =>            N/A
     FNBF                 $51,314       12.68%  =>  $32,386  =>    8.0%   =>   $40,483   =>     10.0%
     BNBD                 $12,273       12.28%  =>  $ 7,994  =>    8.0%   =>   $ 9,992   =>     10.0%
     WBG                  $ 3,865       14.16%  =>  $ 2,183  =>    8.0%   =>   $ 2,729   =>     10.0%

     Tier 1 capital (to risk weighted assets):
     Consolidated         $62,586       11.76%  =>  $21,284  =>    4.0%   =>            N/A
     FNBF                 $46,233       11.42%  =>  $16,193  =>    4.0%   =>   $24,290   =>      6.0%
     BNBD                 $11,018       11.03%  =>  $ 3,997  =>    4.0%   =>   $ 5,995   =>      6.0%
     WBG                  $ 3,522       12.91%  =>  $ 1,092  =>    4.0%   =>   $ 1,637   =>      6.0%

     Leverage ratio (Tier 1 capital to adjusted assets):
     Consolidated         $62,586        8.03%  =>  $31,937  =>    4.0%   =>            N/A
     FNBF                 $46,233        7.53%  =>  $25,422  =>    4.0%   =>   $31,777   =>      5.0%
     BNBD                 $11,018        8.90%  =>  $ 5,157  =>    4.0%   =>   $ 6,446   =>      5.0%
     WBG                  $ 3,522        8.56%  =>  $ 1,792  =>    4.0%   =>   $ 2,240   =>      5.0%
Notes:
  Tier 1 capital:   Stockholders' equity minus intangibles.
  Tier 2 capital:   Allowance for loan losses up to 1.25% of risk weighted assets.
  Total capital :   The sum of Tier 1 plus Tier 2 capital.
  Leverage ratio:   Tier 1 capital divided by total adjusted fourth quarter average assets.

                FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997, 1996 and 1995


NOTE O - FORMATION OF CAPITAL BANK, A DE NOVO STATE CHARTERED BANK

     In November 1997, the Company filed notice of intent to organize Capital Bank, a de novo state chartered bank, in Albuquerque, New Mexico. The Company has a $10,000,000 credit facility from Frost National Bank which will be used to capitalize Capital Bank which is scheduled to be opened by mid-1998.


NOTE P - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations:

                                                    Basic and Diluted EPS
                                       (in thousands, except shares and per share data)


For the Year Ended                   1997                               1996                               1995
                       ---------------------------------- ---------------------------------- ----------------------------------
                          Income      Shares     Per-Share   Income      Shares     Per-Share  Income       Shares     Per-Share
                       (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount (Numerator) (Denominator)   Amount
                       ----------- ------------ --------- ----------- ------------ --------- ----------- ------------  --------
Basic EPS:
Income available to
   common stockholders     $9,094    2,138,892     $4.25      $9,810    2,107,892     $4.65      $8,766    2,037,237     $4.30
                                                   -----                              -----                              -----
                                                   -----                              -----                              -----
Effect of dilutive
   securities-options         ---       42,069                   ---       31,655                   ---       19,454
                           ------    ---------     -----      ------    ---------     -----      ------    ---------     -----
Diluted EPS:
Income available to
   common stockholders     $9,094    2,180,961     $4.17      $9,810    2,139,547     $4.59      $8,766    2,056,691     $4.26
                           ------    ---------     -----      ------    ---------     -----      ------    ---------     -----
                           ------    ---------     -----      ------    ---------     -----      ------    ---------     -----

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
First Place Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Place Financial Corporation and subsidiaries (the Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                      (signed) KPMG Peat Marwick LLP

Albuquerque, New Mexico
January 23, 1998

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
First Place Financial Corporation

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of First Place Financial Corporation and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        (signed) Chandler & Company LLP

Farmington, New Mexico
February 2, 1996

                                EXHIBIT INDEX


Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------
  3(i)        Articles of Incorporation of Registrant                       *

  3(ii)       Bylaws of Registrant                                          *

  21          Subsidiaries of First Place                                  **

  23.1        Consents of KPMG Peat Marwick LLP                            73

  23.2        Consents of Chandler & Company LLP                           75

  27          Financial Data Schedule                                      77

-------------
* Incorporated by reference from Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310

** Incorporated by reference from Item 1, Part I under the caption "Business of the Company" of this Form 10-K.