Form 10-Q
period 1998-03-31
FIRST PLACE FINANCIAL CORP
filed 1998-05-15
CIK 740728

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                           ------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  MARCH 31, 1998
                                              ------------------

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

       YES   X                                                           NO
           -----                                                           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
         Class                                              April 27, 1998
---------------------------                                 --------------
Common shares, no par value                                    2,159,422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      FIRST PLACE FINANCIAL CORPORATION

                                   FORM 10Q

                                    INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
                                                                        ------
Item 1.  Financial Statements:
         Consolidated Balance Sheets at March 31, 1998,
          December 31, 1997 and March 31, 1997                              3

         Consolidated Statements of Income for the three months ended
           March 31, 1998 and 1997                                          4

         Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended March 31, 1998 and 1997 and
           year-ended December 31, 1997                                     5

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997                                          7

         Notes to the Consolidated Financial Statements                     9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                 18

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                   (in thousands)
                                                         -------------------------------------
                                                          March 31,  December 31,   March 31,
                                                            1998         1997          1997
                    ASSETS                               (Unaudited)               (Unaudited)
                                                         ----------- ------------  -----------
Cash and due from banks                                    $122,849    $ 79,579      $ 48,536
Interest-bearing deposits in banks                           24,793      17,052         6,973
Federal funds sold                                            2,090         250         3,076
                                                           --------    --------      --------
  Total cash and cash equivalents                           149,732      96,881        58,585
                                                           --------    --------      --------

Investment securities:
  Available for sale (at market value)                      269,909     279,559       261,231
                                                           --------    --------      --------

Loans                                                       478,331     491,961       472,763
Allowance for loan losses                                    (9,169)     (8,722)       (8,593)
                                                           --------    --------      --------
  Total net loans                                           469,162     483,239       464,170
                                                           --------    --------      --------

Bank premises and equipment, net                             19,106      17,510        16,463
Other real estate owned                                       1,330       1,119         1,558
Other assets                                                 18,602      19,652        18,671
                                                           --------    --------      --------

Total Assets                                               $927,841    $897,960      $820,678
                                                           --------    --------      --------
                                                           --------    --------      --------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                               $144,760    $130,501      $ 95,733
  Interest-bearing demand                                   118,424     110,145       104,575
  Savings and money market accounts                         110,704     102,707       114,421
  Time certificates, $100,000 and over                      146,569     153,774       161,349
  Other time certificates                                   107,855     111,619       119,620
                                                           --------    --------      --------
      Total deposits                                        628,312     608,746       595,698

Securities sold under agreements to repurchase               70,824      82,507        70,062
Federal funds purchased                                      56,814      34,845        11,855
Other short-term borrowings                                     ---         500           ---
Federal Home Loan Banks and other notes payable              90,359      88,416        67,556
Other liabilities                                             8,431      11,115         9,607
                                                           --------    --------      --------
  Total liabilities                                         854,740     826,129       754,778
                                                           --------    --------      --------

Stockholder's equity:
  Common stock, no par value.
  Authorized shares - 5,000,000;
      issued and outstanding shares - 2,159,422 at 3/31/98;
      2,149,497 at 12/31/97; 2,135,172 at 3/31/97            14,519      14,364        13,955
  Additional paid-in capital                                    587         406           124
  Net unrealized holding gain on securities
      available-for-sale                                      1,833       1,775           242
  Retained earnings                                          56,162      55,286        51,579
                                                           --------    --------      --------

      Total stockholders' equity                             73,101      71,831        65,900
                                                           --------    --------      --------

Total Liabilities and Stockholders' Equity                 $927,841    $897,960      $820,678
                                                           --------    --------      --------
                                                           --------    --------      --------

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          (in thousands, except per share data)
                                          -------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                 1998              1997
                                               --------          --------
Interest income:
  Loans, including fees                        $ 11,623          $ 11,384
  Investment securities:
    Taxable                                       3,245             2,852
    Tax-exempt                                      775               761
  Interest-bearing deposits                         242                77
  Federal funds sold                                 68                49
                                               --------          --------
    Total interest income                        15,953            15,123
                                               --------          --------

Interest expense:
  Time deposits $100,000 and over                 2,255             2,379
  Other deposits                                  3,490             3,491
  Short-term borrowings                           1,457             1,011
  Other borrowings                                1,301               928
                                               --------          --------
    Total interest expense                        8,503             7,809
                                               --------          --------

Net interest income                               7,450             7,314
Provision for loan losses                           565               330
                                               --------          --------
Net interest income after provision
  for loan losses                                 6,885             6,984
                                               --------          --------

Other income:
  Service charges on deposit accounts               675               634
  Other service charges and fees                    340               321
  Investment securities gains                         3               ---
  Other operating income                            110                88
                                               --------          --------
    Total other income                            1,128             1,043
                                               --------          --------

Other expense:
  Salaries and employee benefits                  3,187             2,673
  Occupancy expenses, net                           512               547
  Other operating expenses                        2,105             1,693
                                               --------          --------
    Total other expenses                          5,804             4,913
                                               --------          --------

Income before income taxes                        2,209             3,114
Income taxes                                        524               816
                                               --------          --------

Net Income                                      $ 1,685          $  2,298
                                               --------          --------
                                               --------          --------
Earnings per common share:
   Basic                                        $  0.78          $   1.08
   Diluted                                      $  0.77          $   1.06


See notes to consolidated financial statements

                      FIRST PLACE FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              (in thousands)
                                                 --------------------------------------
                                                            Three Months Ended
                                                                March 31,
                                                 --------------------------------------
                                                        1998                 1997
                                                 -----------------    -----------------
Retained earnings:
   Balance at beginning of year                  $55,286              $50,035
   Net income                                      1,685    $1,685      2,298    $2,298
   Cash dividends declared                          (809)                (754)
                                                 -------              -------
   Balance at end of period                       56,162               51,579
                                                 -------              -------

Accumulated other comphrensive income:
   Balance at beginning of year                    1,775                  967
   Unrealized gains (losses) on securities
       net of reclassification adjustment             58        58       (725)     (725)
                                                            ------               ------
   Comprehensive income                                     $1,743               $1,573
                                                            ------               ------
                                                            ------               ------

                                                 -------              -------
   Balance at end of period                        1,833                  242
                                                 -------              -------

Common stock:
   Balance at beginning of year                   14,364               13,634
   Issuance of new common stock                      343                  321
   Retirement of common stock                       (188)                 ---
                                                 -------              -------

   Balance at end of period                       14,519               13,955
                                                 -------              -------

Additional paid-in capital:
   Balance at beginning of year                      406                  124
   Additions related to sale of common stock         181                  ---
                                                 -------              -------

Balance at end of period                             587                  124
                                                 -------              -------

Total stockholders' equity                       $73,101              $65,900
                                                 -------              -------
                                                 -------              -------


Disclosure of reclassification amount:
   Unrealized holding gains (losses)
    arising during period                                   $   55               $ (725)
   Less:  reclassification adjustment for gains
      included in net income                                   ---                  ---
   Plus:  reclassification adjustment for losses
      included in net income                                     3                  ---
                                                            ------               ------

   Net unrealized gains (losses) on securities              $   58               $ (725)
                                                            ------               ------
                                                            ------               ------

                         FIRST PLACE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Year Ended December 31, 1997

                                                      1997
                                             ----------------------
Retained earnings:
   Balance at beginning of year                 $50,035
   Net income                                     9,094      $9,094
   Cash dividends declared                       (3,843)
                                                -------

   Balance at end of period                      55,286
                                                -------

Accumulated other comphrensive income:
   Balance at beginning of year                     967
   Unrealized gains on securities
       net of reclassification adjustment           808         808
                                                             ------
   Comprehensive income                                      $9,902
                                                             ------
                                                             ------
                                                -------
   Balance at end of period                       1,775
                                                -------

Common stock:
   Balance at beginning of year                  13,634
   Issuance of new common stock                     730
   Retirement of common stock                       ---
                                                -------

   Balance at end of period                      14,364
                                                -------

Additional paid-in capital:
   Balance at beginning of year                     124
   Additions related to sale of common stock        282
                                                -------

Balance at end of period                            406
                                                -------

Total stockholders' equity                      $71,831
                                                -------
                                                -------


Disclosure of reclassification amount:
   Unrealized holding gains arising during period            $  748
   Less:  reclassification adjustment for gains
      included in net income                                    ---
   Plus:  reclassification adjustment for losses
      included in net income                                     60
                                                             ------

   Net unrealized gains on securities                        $  808
                                                             ------
                                                             ------

                      FIRST PLACE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 (in thousands)
                                               Three Months Ended
                                                    March 31
                                              --------------------
                                                1998        1997
                                              --------    --------
Cash flow from operating  activities:
    Net income                                $  1,685    $  2,298
    Adjustments to reconcile net income
      to net cash provided by operations:
        Amortization                               (80)        (81)
        Depreciation                               411         359
        Provision for loan losses                  565         330
        Decrease in other assets                    48         349
        Decrease in other liabilities           (1,748)       (966)
        Gain on sale of property, plant
         and equipment                             ---         (13)
        Gain on sale of other real estate           (7)        (22)
        Writedown of other real estate              50         ---
        Gain on sale of available-for-sale
          securities                                (3)        ---
        Provision for deferred income taxes        796         215
                                              --------    --------

Net cash from operating activities               1,717       2,469
                                              --------    --------

Cash flows from investing activities:
     Proceeds from sales of available-
       for-sale securities                       1,000         ---
     Proceeds from maturities of available-
       for-sale securities                      20,725      24,156
     Purchases of available-for-sale
       securities                              (11,874)    (41,704)
     Net change in loans                        13,246      (5,308)
     Proceeds from the sale of bank premises
      and equipment                                 35          16
     Proceeds from sale of other real estate        12         238
     Purchase of bank premises and equipment    (2,041)       (600)
                                              --------    --------

Net cash from investing activities              21,103     (23,202)
                                              --------    --------

Cash flows from financing activities:
     Net change in deposit accounts             30,536      10,694
     Net change in certificates of deposit     (10,969)     (2,888)
     Net change in securities sold under
      agreements to repurchase                 (11,683)      1,323
     Net change in federal funds purchased      21,469      (3,930)
     Proceeds from Federal Home Loan Bank
       advances                                  3,037      16,832
     Payments on Federal Home Loan Bank
       advances                                 (1,984)     (1,539)
     Net change in other notes payable             890         242
     Cash dividends paid                        (1,601)     (1,450)
     Proceeds from issuance of common stock        336         321
                                              --------    --------

Net cash from financing activities              30,031      19,605
                                              --------    --------

Net increase (decrease)  in cash and cash
  equivalents                                   52,851      (1,128)
Cash and cash equivalents at beginning of
  period                                        96,881      59,713
                                              --------    --------

Cash and cash equivalents at end of period    $149,732    $ 58,585
                                              --------    --------
                                              --------    --------

See notes to consolidated financial statements

                 FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
     Interest                                     8,522       7,687
     Taxes                                          ---         726
  Non-cash assets acquired through foreclosure      266          17


              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements for March 31, 1998 and March 31, 1997, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.


NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations:

                             Basic and Diluted EPS
                     (in thousands, except per share data)

At March 31                                 1998                                 1997
                           ------------------------------------ ------------------------------------
                              Income       Shares     Per-Share   Income        Shares     Per-Share
                           (Numerator)  (Denominator)   Amount  (Numerator)  (Denominator)   Amount
                           -----------  ------------- --------- -----------  ------------- ---------
Basic EPS:
Income available to
  common stockholders         $1,685      2,156,841      $.78      $2,298      2,130,818      $1.08
                                                         -----                                -----
                                                         -----                                -----
Effect of dilutive
  securities-options             ---         37,416                   ---        42,348
                              ------      ---------                ------     ---------
Diluted EPS:
Income available to
  common stockholders         $1,685      2,194,257      $.77      $2,298     2,173,166       $1.06
                              ------      ---------      ----      ------     ---------       -----
                              ------      ---------      ----      ------     ---------       -----

NOTE 3 - REPORTING COMPREHENSIVE INCOME

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. The Consolidated Statements of Changes in Stockholders' Equity include the disclosure of comprehensive income.

NOTE 4 - DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
         INFORMATION

     In June, 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company operates in a limited geographic area and reports its business activities on a consolidated basis. The Consolidated Balance Sheets and Consolidated Statements of Income are on pages 3 and 4, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998


This management discussion and analysis of financial condition should be read in conjunction with the consolidated financial statements and accompanying notes and Form 10-K for the year-ended December 31, 1997.

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


OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") combined operations (the "Company") recorded, for the first three months of 1998, net income of $1,685,000, compared to net income of $2,298,000 for the first three months of 1997. Basic and diluted earnings per share (EPS) were $.78 and $.77, respectively for the three months ended March 31, 1998 compared to $1.08 and $1.06, respectively for the same period a year ago. The net income for the first three months of 1998 decreased $613,000 from net income reported for the first three months of 1997 due to the net result of net interest income increasing $136,000, other income increasing $85,000 and taxes decreasing $292,000, offset by increases in the provision for loan losses of $235,000 and other expenses increasing $891,000.

On an annualized basis, the return on average assets for the first three months of 1998 was .77 percent and the return on average assets for the first three months of 1997 was 1.16 percent. On an annualized basis, the return on average equity for the three months of 1998 was 9.38 percent compared to 14.09 percent for the same period a year ago. For the year ended December 31, 1997, the return on average assets and the return on average equity were 1.09 percent and
13.32 percent, respectively.

NET INTEREST INCOME

Interest income for the quarter ended March 31, 1998, was $15,953,000, a 5.5 percent increase over the $15,123,000 recorded for the first quarter of 1997. Total interest earning assets averaged $789,928,000, up $54,055,000 from the average earning assets of $735,873,000 for the quarter ended March 31, 1997. This increase was primarily due to the $16,119,000 increase in average loans, the increase in average interest-bearing deposits in banks of $12,522,000 and the $24,520,000 increase in average securities. These increases were 3.4 percent, 229.0 percent and 9.7 percent, respectively. The average yield on earning assets for the first quarter of 1998 was 8.44 percent, compared to 8.43 percent for the like period a year ago.

Interest expense for the quarter ended March 31, 1998, was $8,503,000 an 8.9 percent increase compared to $7,809,000 for the quarter ended March 31, 1997. Average interest-bearing liabilities were $689,100,000 for the first quarter of 1998, a 7.5 percent increase from the average interest-bearing liabilities of $641,225,000 for the first quarter of 1997. The average rate paid on these liabilities for the first quarter of 1998 was 4.99 percent compared to 4.87 percent paid for the same period a year ago.

Net interest income increased $136,000 for the first three months of 1998 compared to the first three months of 1997. Net interest margin, on a fully tax-equivalent basis, which is net interest income expressed as a percent of total average earning assets for the first quarter of 1998, was 4.07 percent, down from 4.18 percent a year ago. Average interest-bearing liabilities were
87.2 percent of average earning assets for the first quarter of 1998, compared to 87.1 percent for the same period a year ago.


OTHER INCOME

The Company recorded for the first three months of 1998 other income of $1,128,000, up $85,000 from the $1,043,000 recorded in the first three months of 1997. Correspondent bank service charges increased $50,000 due to increases in correspondent bank accounts and activity.


OTHER EXPENSES

Other expenses for the three months ended March 31, 1998 were $5,804,000, up $891,000 from the $4,913,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $514,000, data processing expenses of $90,000 and supplies of $100,000. Salaries and benefits increased primarily due to normal salary increases and a higher level of full-time equivalent employees added to support asset growth and four staff members for Capital Bank, a de novo bank to be opened in Albuquerque, New Mexico. Final approval from the FDIC for Capital Bank is expected at any time. The increases in data processing expenses and supplies were primarily due to technical enhancements. The most significant enhancements were digital check and statement imaging, local and wide-area networks and an improved voice response system.

INCOME TAXES

The income tax expense for the first three months of 1998 was $524,000, down $292,000 from $816,000 recorded for the first quarter of 1997. The effective tax rates for the first quarter of 1998 and 1997 were 24 percent and 26 percent, respectively


BALANCE SHEET REVIEW

Average total assets were $890,816,000 for the first three months of 1998 compared to $804,068,000 for the first three months of 1997. Period-end assets were $927,841,000, $897,960,000 and $820,678,000 at March 31, 1998, December 31,
1997, and March 31, 1997, respectively.


Cash and due from banks at March 31, 1998 was $122,849,000 compared to $48,536,000 reported for the same period a year ago. This increase of $74,313,000 was primarily due from bank balances which increased $56,513,000 from March 31, 1997 to March 31, 1998. The due from bank balances have increased due to increased check processing for correspondent banks; however, these balances were unusually high as of March 31, 1998. The average cash and due from banks during the first quarter of 1998 was $72,737,000 compared to $40,908,000 average during the first quarter of 1997 and $49,572,000 average for the year ended December 31, 1997.

Available-for-sale securities at March 31, 1998 were $269,909,000 an increase of $8,678,000 from $261,231,000 reported for March 31, 1997. This increase was primarily in taxable securities.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks increased from $6,973,000 at March 31, 1997 to $24,793,000 at March 31, 1998. The Company deposits excess funds into Federal Home Loan Banks in lieu of selling the funds in the federal funds market.

Loans increased $5,568,000 to $478,331,000 at March 31, 1998, from $472,763,000 at March 31, 1997. Loans at March 31, 1998, decreased $13,630,000 from December 31, 1997. This decrease was in the commercial and consumer categories and was offset somewhat by increases in the residential real estate category. The $13,630,000 decrease was primarily attributed to payoffs of several large loans due to customers obtaining alternative long-term financing, early payoffs due to corporate acquisitions and a reduction in indirect consumer loans. Management is actively working on expanding the Company's customer base which should provide additional lending opportunities.

Total deposits of $628,312,000 at March 31, 1998, increased $19,566,000 and $32,614,000 from December 31, 1997 and March 31, 1997, respectively. Noninterest-bearing deposits of $144,760,000 at March 31, 1998, increased $49,027,000 from the $95,733,000 reported at March 31, 1997. This increase was primarily in correspondent bank deposit balances. The correspondent bank balances increased due to expansion of the Company's check processing business.

Securities sold under agreements to repurchase as of March 31, 1998, were $70,824,000 compared to $82,507,000 as of December 31, 1997 and $70,062,000 as
of March 31, 1997. Federal funds purchased were $56,814,000 as of March 31, 1998, compared to $34,845,000 as of December 31, 1997, and $11,855,000 as of
March 31, 1997. Federal Home Loan Bank advances and other notes payable were $90,359,000 as of March 31, 1998, compared to $88,416,000 as of December 31,
1997, and $67,556,000 at March 31, 1997.  The $22,803,000 increase from March
31, 1997 compared to March 31, 1998 was used to "match-fund" 15-year fixed rate residential mortgage loans with long-term fixed rate borrowings; arbitrage opportunities by investing the funds in taxable securities and for short-term funding. Advances taken during the first quarter of 1998 in the amount of $3,000,000 were used to match fund a commercial loan.


ASSET QUALITY

Nonperforming loans and other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                     (in thousands)
                                         March 31,  December 31,  March 31,
                                           1998         1997        1997
                                         ---------  ------------  ---------
Nonaccrual loans                          $ 5,492      $5,078      $1,932

Accruing loans past due 90 days or more     2,677         227         280

Restructured loans (in compliance with
  modified terms)                           3,107          29         ---

OREO and other foreclosed assets            1,570       1,421       1,709
                                          -------      ------      ------

Total nonperforming assets                $12,846      $6,755      $3,921
                                          -------      ------      ------
                                          -------      ------      ------

The $2,450,000 increase from December 31, 1997 to March 31, 1998 in accruing loans 90 days or more past due was primarily due to one large loan. Restructured loans increased $3,078,000 from December 31, 1997 to March 31, 1998. This increase was primarily attributed to a specific loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                  March 31,    December 31,    March 31,
                                    1998          1997           1997
                                  ---------    ------------    ---------
Beginning balance                  $8,722        $ 8,933        $8,933
  Provision charged to expense        565          2,245           330
  Recoveries on loans previously
     charged-off                      306          1,086           287
  Loans charged-off                  (424)        (3,542)         (957)
                                   ------        -------        ------

Balance                            $9,169        $ 8,722        $8,593
                                   ------        -------        ------
                                   ------        -------        ------

The Company considered the allowance for loan losses at March 31, 1998, to be adequate to absorb known risks in the loan portfolio. Year-to-date loan charge-offs were .09 percent of loans outstanding at March 31, 1998, compared to .20 percent at March 31, 1997. The $533,000 decrease in gross charge-offs was primarily in commercial loans.


LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits, the prudent usage of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has increased its federal funds lines of credit by $25,000,000 from a year ago bringing the total of such lines to $78,000,000 as of March 31, 1998. The ratio of loans to deposits, which is a measure of liquidity, was 76.1 percent at quarter end compared to 80.8 percent and 79.4 percent at December 31, 1997, and March 31, 1997, respectively.

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of March 31, 1998. The Company's risk-based capital ratios at March 31, 1998, were:

     Tier 1 capital (regulatory minimum = 4.00% or above) was 12.33 percent compared to 12.00 percent at year end.

     Total capital (regulatory minimum = 8.00% or above) was 13.59 percent compared to 13.25 percent at year end.

     Leverage ratio (regulatory minimum = 4.00% or above) was 7.92 percent compared to 7.92 percent at year end.

Stockholders' equity increased 10.9 percent to $73,101,000 from a year ago and was up $1,270,000 from year-end 1997. This growth was primarily due to earnings retention. The ratio of stockholders' equity to total assets was 7.88 percent at March 31, 1998, down from 8.00 percent and 8.03 percent at December 31, 1997, and March 31, 1997, respectively.


YEAR 2000 COMPLIANCE PLAN

Many computer applications do not have the capability of recognizing the year 2000 as existing programs and hardware configurations use only two digits to identify a year in the date field. The Company is seriously committed to addressing the year 2000 issue and is currently on schedule for assuring Year 2000 compliance for all significant applications. There have been no material expenditures for Year 2000 compliance.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1997.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 3 (i).   Articles of Incorporation of Registrant*
               Exhibit 3 (ii).  Bylaws of Registrant*
               Exhibit 27.      Financial Data Schedule

          (b)  Reports on Form 8-K

               (1) Report dated December 22, 1997, announcing that FNBF had filed an application with the Office of the Comptroller of the Currency to establish a branch bank in Kirtland, New Mexico.

               (2) Report dated January 26, 1998, regarding the Company's results for the year ended December 31, 1997, and reporting the quarterly dividend payable February 1, 1998.

               (3) Report dated April 23, 1998 regarding press release announcing first quarter 1998 earnings and quarterly dividend and the first quarter 1998 shareholder letter.


--------------------
*Incorporated by reference from Exhibits to the Registrant's Registration
 Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST PLACE FINANCIAL CORPORATION
                                               (Registrant)


Date:  May 8, 1998                  James D. Rose
     -----------------              -------------------------------------
                                    James D. Rose
                                    President and Chief Operating Officer