Form 10-Q
period 1998-06-30
FIRST PLACE FINANCIAL CORP
filed 1998-08-13
CIK 740728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________


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

                YES  X                                   NO
                    ---                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class                                     July 28, 1998
---------------------------                          ---------------

Common shares, no par value                             2,159,522


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRST PLACE FINANCIAL CORPORATION

                                    FORM 10Q

                                      INDEX

                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                        NUMBER
                                                                      ------
Item 1.  Financial Statements:
         Consolidated Balance Sheets at June 30, 1998,
           December 31, 1997 and June 30, 1997                            3

         Consolidated Statements of Income for the three months and
           six months ended June 30, 1998 and 1997                        4

         Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended June 30, 1998 and 1997 and
           year-ended December 31, 1997                                   5

         Consolidated Statements of Cash Flows for the six months ended
           June 30, 1998 and 1997                                         7

         Notes to the Consolidated Financial Statements                   9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders               18

Item 6.   Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                               19

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                            (in thousands)
                                                 -------------------------------------
                                                  June 30,    December 31,   June 30,
                                                    1998         1997          1997
            ASSETS                               (Unaudited)               (Unaudited)
                                                 -----------  ------------ -----------
Cash and due from banks                           $ 75,861     $ 79,579     $ 52,690
Interest-bearing deposits in banks                  58,922       17,052       12,715
Federal funds sold                                  23,250          250       17,660
                                                  --------     --------     --------
  Total cash and cash equivalents                  158,033       96,881       83,065
                                                  --------     --------     --------
Investment securities:
  Available-for-sale (at market value)             291,965      279,559      262,687
                                                  --------     --------     --------
Loans                                              456,548      491,961      467,529
Allowance for loan losses                           (9,629)      (8,722)      (7,858)
                                                  --------     --------     --------
  Total net loans                                  446,919      483,239      459,671
                                                  --------     --------     --------
Bank premises and equipment, net                    19,400       17,510       16,632
Other real estate owned                              1,276        1,119        1,576
Other assets                                        17,992       19,652       19,594
                                                  --------     --------     --------
Total Assets                                      $935,585     $897,960     $843,225
                                                  --------     --------     --------
                                                  --------     --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                      $136,536     $130,501     $114,172
  Interest-bearing demand                          124,346      110,145      103,212
  Savings and money market accounts                104,479      102,707      106,635
  Time certificates, $100,000 and over             142,421      153,774      157,654
  Other time certificates                          109,873      111,619      118,148
                                                  --------     --------     --------
      Total deposits                               617,655      608,746      599,821

Securities sold under agreements to repurchase      74,690       82,507       64,236
Federal funds purchased                             65,739       34,845       26,164
Federal Home Loan Banks and other notes payable     94,381       88,416       75,050
Other short-term borrowings                          - - -          500        - - -
Other liabilities                                    8,933       11,115        9,503
                                                  --------     --------     --------
  Total liabilities                                861,398      826,129      774,774
                                                  --------     --------     --------
Stockholder's equity:
  Common stock, no par value.
  Authorized shares - 5,000,000;
    issued and outstanding shares -
    2,159,522 at 6/30/98;
    2,149,497 at 12/31/97;
    2,136,072 at 6/30/97                            14,523       14,364       13,978
  Additional paid-in capital                           588          406          124
  Net unrealized holding gain on
    securities available-for-sale                    1,452        1,775        1,114
  Retained earnings                                 57,624       55,286       53,235
                                                  --------     --------     --------
      Total stockholders' equity                    74,187       71,831       68,451
                                                  --------     --------     --------
Total Liabilities and Stockholders' equity        $935,585     $897,960     $843,225
                                                  --------     --------     --------
                                                  --------     --------     --------

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             (in thousands, except per share)
                                         ---------------------------------------
                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         ------------------   ------------------
                                          1998       1997      1998        1997
                                         -------    -------   -------    -------
Interest income:
  Loans, including fees                  $11,623    $11,757   $23,246    $23,141
  Investment securities:
    Taxable                                3,249      2,933     6,494      5,785
    Tax-exempt                               773        789     1,548      1,550
  Interest-bearing deposits                  731        177       973        254
  Federal funds sold                         304         94       372        143
                                         -------    -------   -------    -------
    Total interest income                 16,680     15,750    32,633     30,873
                                         -------    -------   -------    -------
Interest expense:
  Time deposits $100,000 and over          2,115      2,359     4,370      4,739
  Other deposits                           3,632      3,650     7,122      7,141
  Short-term borrowings                    1,762      1,122     3,219      2,133
  Other borrowings                         1,347      1,048     2,648      1,976
                                         -------    -------   -------    -------
    Total interest expense                 8,856      8,179    17,359     15,989
                                         -------    -------   -------    -------
Net interest income                        7,824      7,571    15,274     14,884
Provision for loan losses                    570        405     1,135        735
                                         -------    -------   -------    -------
Net interest income after provision
  for loan losses                          7,254      7,166    14,139     14,149
                                         -------    -------   -------    -------
Other income:
  Service charges on deposit accounts        688        680     1,363      1,314
  Other service charges and fees             350        365       690        675
  Investment securities gains (losses)       - -       (129)        3       (129)
  Other operating income                     114        205       224        297
                                         -------    -------   -------    -------
    Total other income                     1,152      1,121     2,280      2,157
                                         -------    -------   -------    -------
Other expense:
  Salaries and employee benefits           2,858      2,713     6,045      5,386
  Occupancy expenses, net                    526        592     1,038      1,139
  Other operating expenses                 2,166      1,758     4,271      3,442
                                         -------    -------   -------    -------
    Total other expenses                   5,550      5,063    11,354      9,967
                                         -------    -------   -------    -------
Income before income taxes                 2,856      3,224     5,065      6,339
Income taxes                                 596        820     1,120      1,637
                                         -------    -------   -------    -------

Net Income                               $ 2,260    $ 2,404   $ 3,945    $ 4,702
                                         -------    -------   -------    -------
                                         -------    -------   -------    -------
Earnings per common share:
   Basic                                 $  1.05    $  1.13   $  1.83    $  2.20
   Diluted                               $  1.03    $  1.10   $  1.80    $  2.16


See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                (in thousands)
                                                              --------------------------------------------
                                                                               Six Months Ended
                                                                                   June 30,
                                                              --------------------------------------------
                                                                      1998                     1997
                                                              ------------------     ---------------------
Retained earnings:
   Balance at beginning of year                               $55,286                $50,035
   Net income                                                   3,945     $3,945       4,702      $4,702
   Cash dividends declared                                     (1,607)                (1,502)
                                                              -------                -------
   Balance at end of period                                    57,624                 53,235
                                                              -------                -------

Accumulated other comphrensive income:
   Balance at beginning of year                                 1,775                    967
   Unrealized gains (losses) on securities
       net of reclassification adjustment                        (323)      (323)        147         147
                                                                          ------                  ------
   Comprehensive income                                                   $3,622                  $4,849
                                                                          ------                  ------
                                                                          ------                  ------
                                                              -------                -------
   Balance at end of period                                     1,452                  1,114
                                                              -------                -------
Common stock:
   Balance at beginning of year                                14,364                 13,634
   Issuance of new common stock                                   347                    344
   Retirement of common stock                                    (188)                   - -
                                                              -------                -------

   Balance at end of period                                    14,523                 13,978
                                                              -------                -------

Additional paid-in capital:
   Balance at beginning of year                                   406                    124
   Additions related to sale of common stock                      182                    - -
                                                              -------                -------

Balance at end of period                                          588                    124
                                                              -------                -------

Total stockholders' equity                                    $74,187                $68,451
                                                              -------                -------
                                                              -------                -------



Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during period                $ (326)                 $   76
   Less: reclassification adjustment for gains
      included in net income                                               - - -                   - - -
   Plus: reclassification adjustment for losses
      included in net income                                                   3                      71
                                                                          ------                  ------

   Net unrealized gains (losses) on securities                            $ (323)                 $  147
                                                                          ------                  ------
                                                                          ------                  ------

                    FIRST PLACE FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Year Ended December 31, 1997

                                                                         1997
                                                                 --------------------
Retained earnings:
   Balance at beginning of year                                  $50,035
   Net income                                                      9,094       $9,094
   Cash dividends declared                                        (3,843)
                                                                 -------

   Balance at end of period                                       55,286
                                                                 -------
Accumulated other comphrensive income:
   Balance at beginning of year                                      967
   Unrealized gains on securities
       net of reclassification adjustment                            808          808
                                                                               ------
   Comprehensive income                                                        $9,902
                                                                               ------
                                                                               ------
                                                                 -------
   Balance at end of period                                        1,775
                                                                 -------
Common stock:
   Balance at beginning of year                                   13,634
   Issuance of new common stock                                      730
   Retirement of common stock                                        - -
                                                                 -------

   Balance at end of period                                       14,364
                                                                 -------
Additional paid-in capital:
   Balance at beginning of year                                      124
   Additions related to sale of common stock                         282
                                                                 -------

Balance at end of period                                             406
                                                                 -------

Total stockholders' equity                                       $71,831
                                                                 -------
                                                                 -------
Disclosure of reclassification amount:
   Unrealized holding gains arising during period                              $  748
   Less:  reclassification adjustment for gains
      included in net income                                                      - -
   Plus:  reclassification adjustment for losses
      included in net income                                                       60
                                                                               ------

   Net unrealized gains on securities                                          $  808
                                                                               ------
                                                                               ------


                       FIRST PLACE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   (in thousands)
                                                                  Six Months Ended
                                                                       June 30
                                                                 -------------------
                                                                   1998        1997
                                                                 --------    -------
Cash flow from operating  activities:
   Net income                                                    $  3,945    $ 4,702
   Adjustments to reconcile net income
     to net cash provided by operations:
       Amortization                                                  (159)      (160)
       Depreciation                                                   864        729
       Provision for loan losses                                    1,135        735
       Decrease (increase) in other assets                            593       (430)
       (Decrease) in other liabilities                             (1,245)    (1,070)

       (Gain) on sale of bank premises                                 (4)       (13)
       (Gain) on sale of other real estate                            (19)      (202)
       Writedown of other real estate                                  80      - - -
       (Gain) loss on sale of available-for-sale securities            (3)       129
       Provision for deferred income taxes                            905       (428)
                                                                 --------   --------
Net cash from operating activities                                  6,092      3,992
                                                                 --------   --------
Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities             1,000     13,039
   Proceeds from maturities of available-for-sale securities       41,858     60,179
   Purchases of available-for-sale securities                     (55,407)   (90,901)
   Net change in loans                                             34,919     (1,565)
   Proceeds from the sale of bank premises and equipment               39         17
   Proceeds from sale of other real estate                             47        752
   Purchase of bank premises and equipment                         (2,790)    (1,142)
                                                                 --------   --------
Net cash from investing activities                                 19,666    (19,621)
                                                                 --------   --------
Cash flows from financing activities:
   Net change in deposit accounts                                  22,008     19,984
   Net change in certificates of deposit                          (13,099)    (8,056)
   Net change in securities sold under agreements to repurchase    (7,817)    (4,502)
   Net change in federal funds purchased                           30,394     10,379
   Proceeds from Federal Home Loan Bank advances                    9,037     26,936
   Payments on Federal Home Loan Bank advances                     (4,093)    (3,431)
   Net change in other notes payable                                1,021       (475)
   Cash dividends paid                                             (2,399)    (2,198)
   Proceeds from issuance of common stock                             342        344
                                                                 --------   --------
Net cash from financing activities                                 35,394     38,981
                                                                 --------   --------
Net increase in cash and cash equivalents                          61,152     23,352
Cash and cash equivalents at beginning of period                   96,881     59,713
                                                                 --------   --------
Cash and cash equivalents at end of period                       $158,033   $ 83,065
                                                                 --------   --------
                                                                 --------   --------

See notes to consolidated financial statements

              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
     Interest                                                    $ 17,062   $ 16,399
     Taxes                                                            540      1,374
  Non-cash assets acquired through foreclosure                        266         35


              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements for June 30, 1998 and June 30, 1997, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations:

                            Basic and Diluted EPS
                    (in thousands, except per share data)

At June 30                               1998                                  1997
                        -------------------------------------  -------------------------------------
                           Income       Shares      Per-Share     Income       Shares      Per-Share
                        (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                        -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS:
Income available
 to common stockholders    $3,945      2,157,976      $1.83      $4,702      2,132,941        $2.20
                                                      -----                                   -----
                                                      -----                                   -----
Effect of dilutive
 securities - options         ---         33,712                    ---         42,090
                           ------      ---------                 ------      ---------
Diluted EPS:
Income available
 to common stockholders    $3,945      2,191,688      $1.80      $4,702      2,175,031        $2.16
                           ------      ---------      -----      ------      ---------        -----
                           ------      ---------      -----      ------      ---------        -----

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

NOTE 5 - CAPITALIZATION OF CERTAIN SOFTWARE COSTS

     In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 CAPITALIZATION OF CERTAIN SOFTWARE COSTS, which will become effective for financial statements for calendar year 1999. SOP 98-1 requires the capitalization of certain costs related to computer software development or obtained for internal use. Management does not anticipate that the adoption of SOP 98-1 will be material.

NOTE 6 - REPORTING ON THE COSTS OF START-UP ACTIVITIES

     In April, 1998, the AICPA issued SOP 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES, which will be effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires cost of start-up activities and organization costs to be expensed as incurred. Management does not believe initial application of this SOP will be material.

NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
          ACTIVITIES

     In June, 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This Statement is effective for the fiscal year beginning after June 15, 1999. Management does not believe the impact of adoption will be material.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1998


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

Various factors such as, national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect the financial performance of First Place Financial Corporation and its subsidiaries and could cause actual results for future periods to differ from those anticipated.

OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") combined operations (the "Company") recorded, for the first six months of 1998, net income of $3,945,000, compared to net income of $4,702,000 for the first six months of 1997. Basic and diluted earnings per share (EPS) were $1.83 and $1.80, respectively, for the six months ended June 30, 1998 compared to $2.20 and $2.16, respectively, for the same period a year ago. The net income for the first six months of 1998 decreased $757,000 from net income reported for the first six months of 1997 due to the net result of net interest income increasing $390,000, other income increasing $123,000 and taxes decreasing $517,000, offset by increases in the provision for loan losses of $400,000 and in other expenses of $1,387,000.

Net income of $2,260,000 was recorded for the second quarter of 1998, down $144,000 from the $2,404,000 recorded for the second quarter of 1997. Basic and diluted EPS were $1.05 and $1.03, respectively, for the three months ended June 30, 1998 compared to $1.13 and $1.10, respectively, for the same period a year ago.

On an annualized basis, the return on average assets for the first six months of 1998 was .88 percent and the return on average assets for the first six months of 1997 was 1.17 percent. On an annualized basis, the return on average equity for the six months of 1998 was 10.87 percent compared to 14.34 percent for the same period a year ago. For the year-ended December 31, 1997, the return on average assets and the return on average equity were 1.09 percent and 13.32 percent, respectively.

NET INTEREST INCOME

Interest income for the six months ended June 30, 1998, was $32,633,000, a 5.7 percent increase over the $30,873,000 recorded for the first half of 1997. Total interest earning assets averaged $804,426,000, up $62,795,000 from the average earning assets of $741,631,000 recorded for the six months ended June 30, 1997. This increase was due to the $5,132,000 increase in average loans, the increase in average interest-bearing deposits in banks of $26,246,000, the increase of $8,412,000 in average federal funds sold, and the $23,006,000 increase in average securities. These increases were 1.1 percent, 282.2 percent, 162.5 percent, and 9.0 percent, respectively. The average yield on earning assets for the first half of 1998 was 8.42 percent, compared to 8.66 percent for the like period a year ago.

Interest income for the quarter ended June 30, 1998 was $16,680,000, a 5.9 percent increase over the $15,750,000 recorded for the second quarter of 1997.

Interest expense for the six months ended June 30, 1998, was $17,359,000, an
8.6 percent increase compared to $15,989,000 for the six months ended June 30, 1997. Average interest-bearing liabilities were $702,268,000 for the first half of 1998, an 8.6 percent increase from average interest-bearing liabilities of $646,665,000 for the first half of 1997. This increase was due to the $21,304,000 increase in average interest-bearing demand, the $37,058,000 increase in federal funds purchased, the $3,204,000 increase in securities sold under agreements to repurchase and Federal Home Loan Banks and other notes payable average increase of $24,401,000. These increases were offset somewhat by decreases of $7,368,000 in savings and money market accounts and $22,996,000 in time certificates. The average rate paid on these liabilities for the first half of 1998 was 4.98 percent compared to 4.99 percent paid for the same period a year ago.

Interest expense for the quarter ended June 30, 1998 was $8,856,000, an 8.3 percent increase, compared to $8,179,000 for the quarter ended June 30, 1997.

Net interest income increased $390,000 for the first half of 1998 compared to the first half of 1997. Net interest margin, which is net interest income expressed as a percent of total average earning assets on a fully tax-equivalent basis, for the first half of 1998, was 4.07 percent, down from
4.31 percent a year ago. Average interest-bearing liabilities were 87.3 percent of average earning assets for the first half of 1998, compared to 87.2 percent for the same period a year ago.

Net interest income increased $253,000, or 3.3 percent, for the second quarter of 1998 compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

The 1998 year-to-date provision for loan losses was $1,135,000, an increase of $400,000, or 54.4 percent from the year-ago period. For the second quarter of 1998, the provision for loan losses was $570,000, up $165,000 from the year-ago quarter. The provision increase was in response to concerns with certain portions of the loan portfolio as discussed and reported in "Asset Quality" on page 15.

OTHER INCOME

For the first six months of 1998, the Company recorded other income of $2,280,000, up $123,000 from the $2,157,000 recorded in the first six months of 1997. Correspondent bank service charges increased $87,000 due to increases in correspondent bank accounts and activity.

Other income for the second quarter of 1998 was $1,152,000, up $31,000 from the $1,121,000 reported for the same period a year ago. Investment security losses of $129,000 were reported in the second quarter of 1997. These losses were offset by other real estate owned (OREO) gains and other related income of $145,000 recorded in the second quarter of 1997. There were no security gains or losses nor significant OREO income reported during the second quarter of 1998.

OTHER EXPENSES

Other expenses for the six months ended June 30, 1998 were $11,354,000, up $1,387,000 from the $9,967,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $659,000, data processing expenses of $210,000 and supplies of $135,000. Salaries and benefits increased primarily due to normal salary increases and a higher level of full-time equivalent employees added to support expansion. Seven staff members have been hired for Capital Bank, a de novo bank to be opened in Albuquerque, New Mexico. The increases in data processing expenses and supplies were primarily due to technical enhancements. The most significant enhancements were digital check and statement imaging, local and wide-area networks and an improved voice response system.

Other expenses for the three months ended June 30, 1998 were $5,550,000, up $487,000 from the $5,063,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $145,000 and an increase of $120,000 in data processing expenses.

INCOME TAXES

The income tax expense for the first half of 1998 was $1,120,000, down $517,000 from $1,637,000 recorded for the first half of 1997. The effective tax rates for the first half of 1998 and 1997 were 22 percent and 26 percent, respectively.

The income tax expense for the second quarter of 1998 was $596,000, down $224,000 from $820,000 recorded in the second quarter of 1997. The effective tax rates for the second quarter of 1998 and 1997 were 21 percent and 25 percent, respectively.

BALANCE SHEET REVIEW

Average total assets were $905,220,000 for the first half of 1998 compared to $812,137,000 for the first half of 1997. Period-end assets were $935,585,000, $897,960,000 and $843,225,000 at June 30, 1998, December 31, 1997, and June
30, 1997, respectively.

Cash and due from banks at June 30, 1998 was $75,861,000 compared to $52,690,000 reported for the same period a year ago. This increase of $23,171,000 consisted primarily of due from bank balances which increased $23,456,000 from June 30, 1997 to June 30, 1998. The due from bank balances have increased due to increased check processing for correspondent banks. The average cash and due from banks balances for the first half of 1998 was $72,163,000 compared to $42,950,000 average during the first half of 1997 and $49,572,000 average for the year-ended December 31, 1997.

Available-for-sale securities at June 30, 1998 were $291,965,000 an increase of $29,278,000 from $262,687,000 reported for June 30, 1997. This increase was primarily in taxable securities.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks, increased from $12,715,000 at June 30, 1997 to $58,922,000 at June 30, 1998. The Company deposits excess funds into Federal Home Loan Banks in lieu of selling the funds in the federal funds market.

Loans decreased $10,981,000 to $456,548,000 at June 30, 1998, from
$467,529,000 at June 30, 1997. Loans at June 30, 1998, decreased $35,413,000 from December 31, 1997. This decrease was in the commercial, residential real estate and consumer categories, offset somewhat by increases in real estate construction loans. The $35,413,000 decrease was primarily attributed to payoffs of several large loans due to customers obtaining alternative long-term financing, early payoffs due to corporate acquisitions and a reduction in direct and indirect consumer loans. Management is actively working on expanding the Company's customer base which should provide additional lending opportunities.

Total deposits of $617,655,000 at June 30, 1998, increased $8,909,000 and $17,834,000 from December 31, 1997 and June 30, 1997, respectively. Noninterest-bearing deposits of $136,536,000 at June 30, 1998, increased $22,364,000 from the $114,172,000 reported at June 30, 1997. This increase was primarily in correspondent bank deposit balances. The correspondent bank balances increased due to expansion of the Company's check processing business. Interest-bearing demand of $124,346,000 increased $21,134,000 from the $103,212,000 reported at June 30, 1997. Savings and money market accounts decreased $2,156,000 to $104,479,000 at June 30, 1998 from the year-ago period. Time certificates decreased $23,508,000 from a year ago to $252,294,000.

Securities sold under agreements to repurchase as of June 30, 1998, were $74,690,000 compared to $82,507,000 as of December 31, 1997 and $64,236,000 as
of June 30, 1997. Federal funds purchased were $65,739,000 as of June 30, 1998, compared to $34,845,000 as of December 31, 1997, and $26,164,000 as of
June 30, 1997. Federal Home Loan Bank (FHLB) advances and other notes payable were $94,381,000 as of June 30, 1998, compared to $88,416,000 as of December 31, 1997, and $75,050,000 at June 30, 1997. The $19,331,000 increase from
June 30, 1997 compared to June 30, 1998 was used to "match-fund" fixed rate residential mortgage loans with long-term fixed rate borrowings; for arbitrage opportunities by investing the funds in taxable securities and for short-term funding. FHLB advances taken during the second quarter of 1998 in the amount of $6,000,000 were used to match-fund fixed rate residential mortgage loans.

ASSET QUALITY

Nonperforming loans, OREO and other foreclosed assets are presented in the following table:

                                                         (in thousands)
                                              ----------------------------------
                                              June 30,   December 31,   June 30,
                                                1998         1997         1997
                                              --------   ------------   --------
Nonaccrual loans                              $ 4,223       $5,078       $1,530

Accruing loans past due 90 days or more         3,349          227          880

Restructured loans (in compliance with
 modified terms)                                3,101           29           33

OREO and other foreclosed assets                1,463        1,421        1,704
                                              -------       ------       ------

Total nonperforming assets                    $12,136       $6,755       $4,147
                                              -------       ------       ------
                                              -------       ------       ------


The $3,122,000 increase from December 31, 1997 to June 30, 1998 in accruing loans 90 days or more past due was primarily due to one large loan. Restructured loans increased $3,072,000 from December 31, 1997 to June 30, 1998. This increase was primarily attributed to a specific loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                         June 30,       December 31,    June 30,
                                           1998             1997          1997
                                         --------       ------------    --------
Beginning balance                        $ 8,722          $ 8,933       $ 8,933
  Provision charged to expense             1,135            2,245           735
  Recoveries on loans previously
   charged-off                               477            1,086           625
  Loans charged-off                         (705)          (3,542)       (2,435)
                                         -------          -------       -------

Balance                                  $ 9,629          $ 8,722       $ 7,858
                                         -------          -------       -------
                                         -------          -------       -------

The Company considered the allowance for loan losses at June 30, 1998, to be adequate to absorb known risks in the loan portfolio. Year-to-date loan charge-offs were .15 percent of loans outstanding at June 30, 1998, compared to .52 percent at June 30, 1997. The $1,730,000 decrease in gross charge-offs from the same period a year ago was primarily in commercial loans.

Based upon recent experience, management estimates gross charge-offs for 1998 of $1,900,000 broken down as follows: commercial $200,000; commercial real estate $200,000 and consumer $1,500,000. Actual results may differ from management's estimates.

LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits, the prudent usage of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has federal funds lines of credit of $78,000,000 as of June 30, 1998. The ratio of loans to deposits, which is a measure of liquidity, was 73.9 percent at quarter end compared to 80.8 percent and 77.9 percent at December 31, 1997, and June 30, 1997, respectively.

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of June 30, 1998. The Company's risk-based capital ratios at June 30, 1998, were:

     Tier 1 capital (regulatory minimum = 4.00% or above) was 11.98 percent compared to 12.00 percent at year end.

     Total capital (regulatory minimum = 8.00% or above) was 13.23 percent compared to 13.25 percent at year end.

     Leverage ratio (regulatory minimum = 4.00% or above) was 7.91 percent compared to 7.92 percent at year end.

Stockholders' equity increased 8.4 percent to $74,187,000 from a year ago and was up $2,356,000 from year-end 1997. This growth was primarily due to earnings retention. The ratio of stockholders' equity to total assets was 7.9 percent at June 30, 1998, down from 8.0 percent and 8.1 percent at December 31, 1997, and June 30, 1997, respectively.

YEAR 2000 COMPLIANCE PLAN

Many computer applications do not have the capability of recognizing the year 2000 as existing programs and hardware configurations typically use only two digits to identify a year in the date field. The Company is seriously committed to addressing the year 2000 issue and is currently on schedule for assuring Year 2000 compliance for all significant applications. There have been no material expenditures for Year 2000 compliance.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1997.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of First Place Financial Corporation was held on April 30, 1998. Votes were taken to elect four directors to serve for a term of three years. The table below outlines the results of the election:

          NOMINEES FOR ELECTION               NUMBER OF SHARES VOTED
               IN 1998                  FOR           AGAINST         ABSTAIN
          ---------------------      ---------        -------         -------
          Robert M. Goodman          1,331,466          900            2,655
          Richard I. Ledbetter       1,332,066          900            2,055
          James D. Rose              1,332,066          900            2,055
          Thomas C. Taylor           1,332,066          900            2,055

          The following seven retained their position on the Board of Directors:

                NAME                              TERM EXPIRES
          -------------------                     ------------
          Tom Bolack                                  1999+
          Ben Heikkinen                               1999
          Jack M. Morgan                              1999
          Robert S. Culpepper                         2000
          J. Gregory Merrion                          2000
          Roy L. "Bunky" Owen                         2000
          Marlo Webb                                  2000

          +Deceased May, 1998

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 3 (i).  Articles of Incorporation of Registrant*
               Exhibit 3(ii).  Bylaws of Registrant*
               Exhibit 27.     Financial Data Schedule

          (b)  Reports on Form 8-K

               (1) Report dated July 22, 1998, regarding the press release announcing the results for the second quarter ended June 30, 1998, and reporting the quarterly dividend and the second quarter 1998 shareholder letter.

               (2) Report dated July 30, 1998, regarding the resignation of Ben Heikkinen from the Board of Directors.

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

                                    FIRST PLACE FINANCIAL CORPORATION
                                    ---------------------------------
                                             (Registrant)


Date:  August 10, 1998              /s/ James D. Rose
     -------------------               -------------------------------------
                                       President and Chief Operating Officer