Form 10-Q
period 1998-09-30
FIRST PLACE FINANCIAL CORP
filed 1998-11-12
CIK 740728

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549
                                --------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  September 30, 1998
                                                 ------------------

                                         OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______


                           Commission file number 0-25956

                         FIRST PLACE FINANCIAL CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          New Mexico                                 85-0317365
-------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S) Employer
incorporation or organization)                    Identification No.

                                 100 East Broadway
                           Farmington, New Mexico  87401
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

       YES   X                                                         NO
           -----                                                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
           Class                               October 28, 1998
----------------------------                   -----------------
Common shares, no par value                       2,160,122


                         FIRST PLACE FINANCIAL CORPORATION

                                      FORM 10Q

                                       INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Balance Sheets at September 30, 1998,
            December 31, 1997 and September 30, 1997                       3

          Consolidated Statements of Income for the three months and
            nine months ended September 30, 1998 and 1997                  4

          Consolidated Statements of Changes in Stockholders' Equity
            for the nine months ended September 30, 1998 and 1997 and
            year-ended December 31, 1997                                   5

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                              7

          Notes to the Consolidated Financial Statements                   9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                19


               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  (in thousands)
                                                                   ---------------------------------------------
                                                                   September 30,   December 31,    September 30,
                                                                      1998            1997             1997
                                                                    (Unaudited)                     (Unaudited)
                                                                   ------------    ------------    -------------
                      ASSETS
Cash and due from banks                                             $  76,426       $  79,579       $  57,183
Interest-bearing deposits                                              18,806          17,052          14,528
Federal funds sold                                                     48,505             250           3,680
                                                                    ---------       ---------       ---------
  Total cash and cash equivalents                                     143,737          96,881          75,391
                                                                    ---------       ---------       ---------

Investment securities:
  Available for sale (at market value)                                306,872         279,559         271,279
                                                                    ---------       ---------       ---------

Loans                                                                 430,991         491,961         487,561
Allowance for loan losses                                              (9,928)         (8,722)         (8,189)
                                                                    ---------       ---------       ---------
  Total net loans                                                     421,063         483,239         479,372
                                                                    ---------       ---------       ---------

Bank premises and equipment, net                                       20,056          17,510          17,247
Other real estate owned                                                   702           1,119           1,597
Other assets                                                           17,723          19,652          19,453
                                                                    ---------       ---------       ---------

Total Assets                                                        $ 910,153       $ 897,960       $ 864,339
                                                                    ---------       ---------       ---------
                                                                    ---------       ---------       ---------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                                        $ 137,993       $ 130,501       $ 102,926
  Interest-bearing demand                                             113,971         110,145         107,581
  Savings and money market accounts                                   104,167         102,707         104,805
  Time certificates, $100,000 and over                                151,349         153,774         160,992
  Other time certificates                                             111,157         111,619         113,200
                                                                    ---------       ---------       ---------
      Total deposits                                                  618,637         608,746         589,504

Securities sold under agreements to repurchase                         68,127          82,507          63,616
Federal funds purchased                                                45,488          34,845          46,130
Federal Home Loan Banks and other notes payable                        91,727          88,416          84,460
Other short-term borrowings                                             - - -             500           - - -
Other liabilities                                                       9,315          11,115           9,952
                                                                    ---------       ---------       ---------
  Total liabilities                                                   833,294         826,129         793,662
                                                                    ---------       ---------       ---------

Stockholders' equity:
Common stock, no par value

  Authorized shares - 5,000,000
  Issued shares - 2,160,122 at 9/30/98;
    2,149,497 at 12/31/97; 2,145,622 at 9/30/97                        14,553          14,364          14,248
  Additional paid-in capital                                              591             406             318
  Net unrealized holding gain on securities available for sale          2,634           1,775           1,530
  Retained earnings                                                    59,081          55,286          54,581
                                                                    ---------       ---------       ---------
      Total stockholders' equity                                       76,859          71,831          70,677
                                                                    ---------       ---------       ---------

Total Liabilities and Stockholders' Equity                          $ 910,153       $ 897,960       $ 864,339
                                                                    ---------       ---------       ---------
                                                                    ---------       ---------       ---------


See notes to consolidated financial statements

                 FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                                              (in thousands, except per share)
                                                                  ---------------------------------------------------------
                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  -----------------------           -----------------------
                                                                    1998            1997              1998            1997
                                                                  --------        -------           -------         -------
Interest income:
  Loans, including fees                                           $ 10,739        $11,747           $33,985         $34,888
  Investment securities:
    Taxable                                                          3,422          3,113             9,916           8,897
    Tax-exempt                                                         796            775             2,344           2,326
  Interest-bearing deposits                                            822            203             1,795             457
  Federal funds sold                                                   362             93               734             236
                                                                  --------        -------           -------         -------
    Total interest income                                           16,141         15,931            48,774          46,804
                                                                  --------        -------           -------         -------

Interest expense:
  Time deposits $100,000 and over                                    2,173          2,367             6,543           7,106
  Other deposits                                                     3,503          3,593            10,625          10,733
  Short-term borrowings                                              1,627          1,249             4,846           3,383
  Other borrowings                                                   1,441          1,200             4,089           3,176
                                                                  --------        -------           -------         -------
    Total interest expense                                           8,744          8,409            26,103          24,398
                                                                  --------        -------           -------         -------

Net interest income                                                  7,397          7,522            22,671          22,406
Provision for loan losses                                              420            555             1,555           1,290
                                                                  --------        -------           -------         -------
Net interest income after provision for loan losses                  6,977          6,967            21,116          21,116
                                                                  --------        -------           -------         -------

Other income:
  Service charges on deposit accounts                                  712            705             2,075           2,020
  Other service charges and fees                                       442            327             1,132           1,002
  Investment securities gains (losses)                                   4             --                 7            (129)
  Other operating income                                                75            122               299             418
                                                                  --------        -------           -------         -------
    Total other income                                               1,233          1,154             3,513           3,311
                                                                  --------        -------           -------         -------

Other expense:
  Salaries and employee benefits                                     2,951          2,802             8,996           8,187
  Occupancy expenses, net                                              584            551             1,622           1,691
  Other operating expenses                                           1,931          2,011             6,202           5,453
                                                                  --------        -------           -------         -------
    Total other expenses                                             5,466          5,364            16,820          15,331
                                                                  --------        -------           -------         -------

Income before income taxes                                           2,744          2,757             7,809           9,096
Income taxes                                                           488            660             1,608           2,297
                                                                  --------        -------           -------         -------
Net Income                                                        $  2,256        $ 2,097           $ 6,201         $ 6,799
                                                                  --------        -------           -------         -------
                                                                  --------        -------           -------         -------

Earnings per common share:
   Basic                                                          $   1.04        $  0.98           $  2.87         $  3.18
   Diluted                                                        $   1.03        $  0.96           $  2.83         $  3.12


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                          (in thousands)
                                                           ------------------------------------------------
                                                                         Nine Months Ended
                                                                            September 30,
                                                           ------------------------------------------------
                                                                   1998                      1997
                                                           ---------------------     ----------------------
Retained earnings:
   Balance at beginning of year                            $ 55,286                  $ 50,035
   Net income                                                 6,201     $ 6,201         6,799      $ 6,799
   Cash dividends declared                                   (2,406)                   (2,253)
                                                           ---------                 ---------
   Balance at end of period                                  59,081                    54,581
                                                           ---------                 ---------
Accumulated other comprehensive income:
   Balance at beginning of year                               1,775                       967
   Unrealized gains on securities
       net of reclassification adjustment                       859         859           563          563
                                                                        ---------                  --------
   Comprehensive income                                                 $ 7,060                    $ 7,362
                                                                        ---------                  --------
                                                                        ---------                  --------

                                                           ---------                 ---------
   Balance at end of period                                   2,634                     1,530
                                                           ---------                 ---------

Common stock:
   Balance at beginning of year                              14,364                    13,634
   Issuance of new common stock                                 377                       614
   Retirement of common stock                                  (188)                       --
                                                           ---------                 ---------
   Balance at end of period                                  14,553                    14,248
                                                           ---------                 ---------

Additional paid-in capital:
   Balance at beginning of year                                 406                       124
   Additions related to sale of common stock                    185                       194
                                                           ---------                 ---------
Balance at end of period                                        591                       318
                                                           ---------                 ---------
Total stockholders' equity                                 $ 76,859                  $ 70,677
                                                           ---------                 ---------
                                                           ---------                 ---------


Disclosure of reclassification amount:
   Unrealized holding gains arising during period                       $   837                    $   492
   Less:  reclassification adjustment for gains
      included in net income                                                 --                         --
   Plus:  reclassification adjustment for losses
      included in net income                                                 22                         71
                                                                        ---------                  --------
   Net unrealized gains on securities                                   $   859                    $   563
                                                                        ---------                  --------
                                                                        ---------                  --------


                        FIRST PLACE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           Year Ended December 31, 1997



                                                                1997
                                                      --------------------------
Retained earnings:
   Balance at beginning of year                       $ 50,035
   Net income                                            9,094       $ 9,094
   Cash dividends declared                              (3,843)
                                                      ---------
   Balance at end of period                             55,286
                                                      ---------

Accumulated other comprehensive income:
   Balance at beginning of year                            967
   Unrealized gains on securities
       net of reclassification adjustment                  808           808
                                                                     -------
   Comprehensive income                                              $ 9,902
                                                                     -------
                                                                     -------
                                                      ---------
   Balance at end of period                              1,775
                                                      ---------

Common stock:
   Balance at beginning of year                         13,634
   Issuance of new common stock                            730
   Retirement of common stock                               --
                                                      ---------
   Balance at end of period                             14,364
                                                      ---------
Additional paid-in capital:
   Balance at beginning of year                            124
   Additions related to sale of common stock               282
                                                      ---------
Balance at end of period                                   406
                                                      ---------
Total stockholders' equity                            $ 71,831
                                                      ---------
                                                      ---------


Disclosure of reclassification amount:
   Unrealized holding gains arising during period                    $   748
   Less:  reclassification adjustment for gains
      included in net income                                              --
   Plus:  reclassification adjustment for losses
      included in net income                                              60
                                                                     -------
   Net unrealized gains on securities                                $   808
                                                                     -------
                                                                     -------


                           FIRST PLACE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                                                     (in thousands)
                                                                                   Nine Months Ended
                                                                                      September 30
                                                                               --------------------------
                                                                                   1998          1997
                                                                               ----------     -----------
Cash flow from operating  activities:
  Net income                                                                   $   6,201      $   6,799
  Adjustments to reconcile net income to net cash provided by operations:
    Amortization                                                                    (456)          (374)
    Depreciation                                                                   1,334          1,104
    Provision for loan losses                                                      1,555          1,290
    Decrease (increase) in other assets                                              480           (319)
    Decrease in other liabilities                                                   (863)          (624)
    Gain on sale of bank premises and equipment                                       (4)            (9)
    Gain on sale of other real estate                                                (33)          (274)
    Writedown of other real estate                                                    80             --
    (Gain) loss on sale of available-for-sale securities                             (15)           129
    Provision for deferred income taxes                                              864           (546)
                                                                               ---------      ---------
Net cash from operating activities                                                 9,143          7,176
                                                                               ---------      ---------

Cash flows from investing activities:
  Proceeds from  sales of available-for-sale securities                            7,852         13,039
  Proceeds from maturities of available-for-sale securities                       77,143         71,673
  Purchases of available-for-sale securities                                    (110,538)      (110,209)
  Net change in loans                                                             60,354        (22,448)
  Proceeds from the sale of bank premises and equipment                               40             21
  Proceeds from sale of other real estate                                            638          1,429
  Purchase of property and equipment                                              (3,917)        (2,140)
                                                                               ---------      ---------
Net cash from investing activities                                                31,572        (48,635)
                                                                               ---------      ---------

Cash flows from financing activities:
  Net change in deposit accounts                                                  12,778         11,278
  Net change in certificates of deposit                                           (2,888)        (9,666)
  Net change in securities sold under agreements to repurchase                   (14,380)        (5,123)
  Net change in federal funds purchased                                           10,143         30,345
  Proceeds from Federal Home Loan Bank advances                                    9,037         38,578
  Payments on Federal Home Loan Bank advances                                    (16,763)        (5,587)
  Net change in other notes payable                                               11,038           (550)
  Cash dividends paid                                                             (3,199)        (2,946)
  Proceeds from issuance of common stock                                             375            808
                                                                               ---------      ---------
Net cash from financing activities                                                 6,141         57,137
                                                                               ---------      ---------

Net increase in cash and cash equivalents                                         46,856         15,678
Cash and cash equivalents at beginning of period                                  96,881         59,713
                                                                               ---------      ---------

Cash and cash equivalents at end of period                                     $ 143,737      $  75,391
                                                                               ---------      ---------
                                                                               ---------      ---------


See notes to consolidated financial statements

                 FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
    Interest                                                                      26,539         24,668
    Taxes                                                                          1,212          2,086
  Non-cash assets acquired through foreclosure                                       268            186


                 FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements for September 30, 1998 and September 30, 1997, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations:

                                                           Basic and Diluted EPS
                                                    (in thousands, except per share data)

At September 30                           1998                                     1997
                        ---------------------------------------   ---------------------------------------
                          Income         Shares       Per-Share     Income        Shares        Per-Share
                        (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                        -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
Income available to
  common stockholders     $ 6,201       2,158,540      $ 2.87       $ 6,799       2,136,486       $ 3.18
                                                       ------                                     ------
                                                       ------                                     ------
Effect of dilutive
  securities-options           --          31,955                        --          42,086
                          -------       ---------                   -------       ---------
Diluted EPS:
Income available to
  common stockholders     $ 6,201       2,190,495      $ 2.83       $ 6,799       2,178,572      $ 3.12
                          -------       ---------      ------       -------       ---------      ------
                          -------       ---------      ------       -------       ---------      ------


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

NOTE 5 - CAPITALIZATION OF CERTAIN SOFTWARE COSTS

     In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 CAPITALIZATION OF CERTAIN SOFTWARE COSTS, which will become effective for financial statements for calendar year 1999. SOP 98-1 requires the capitalization of certain costs related to computer software development or obtained for internal use. Management does not anticipate that the adoption of this SOP will be material.

NOTE 6 - REPORTING ON THE COSTS OF START-UP ACTIVITIES

     In April, 1998, the AICPA issued SOP 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES, which will be effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires cost of start-up activities and organization costs to be expensed as incurred. Management does not anticipate that the adoption of this SOP will be material.

NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
          ACTIVITIES

     In June, 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This Statement is effective for the fiscal year beginning after June 15, 1999. Management does not anticipate that the adoption of this FASB will be material.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


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

OVERVIEW

First Place Financial Corporation ("First Place") and its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), and Western Bank, Gallup, New Mexico ("WBG") (collectively, the "Subsidiary Banks") combined operations (the "Company") recorded, for the first nine months of 1998, net income of $6,201,000, compared to net income of $6,799,000 for the first nine months of 1997. Basic and diluted earnings per share (EPS) were $2.87 and $2.83, respectively, for the nine months ended September 30, 1998 compared to $3.18 and $3.12, respectively, for the same period a year ago. The net income for the first nine months of 1998 decreased $598,000 from net income reported for the first nine months of 1997 due to the net result of net interest income increasing $265,000, other income increasing $202,000 and taxes decreasing $689,000, offset by increases in the provision for loan losses of $265,000 and in other expenses of $1,489,000.

Net income of $2,256,000 was recorded for the third quarter of 1998, up $159,000 from the $2,097,000 recorded for the third quarter of 1997. Basic and diluted EPS were $1.04 and $1.03, respectively, for the three months ended September 30, 1998 compared to $.98 and $.96, respectively, for the same period a year ago.

On an annualized basis, the return on average assets for the first nine months of 1998 was .91 percent and the return on average assets for the first nine months of 1997 was 1.11 percent. On an annualized basis, the return on average equity for the nine months of 1998 was 11.25 percent compared to
13.38 percent for the same period a year ago. For the year-ended December 31, 1997, the return on average assets and the return on average equity were
1.09 percent and 13.32 percent, respectively.

NET INTEREST INCOME

Interest income for the nine months ended September 30, 1998, was $48,774,000, a 4.2 percent increase over the $46,804,000 recorded for the nine months of 1997. Loan interest income and fees decreased $903,000, interest income on available-for-sale securities increased $1,037,000, interest income on interest-bearing deposits in other banks increased $1,338,000 and interest income on federal funds sold increased $498,000. Total interest earning assets averaged $810,835,000, up $61,862,000 from average earning assets of $748,973,000 recorded for the nine months ended September 30, 1997. This increase was primarily due to the increase of $24,555,000 or 9.5 percent in average available-for-sale securities, $33,485,000 or 298.1 percent increase in average interest-bearing deposits in other banks and average federal funds sold increase of $12,018,000 or 211.2 percent. These increases were offset by a decrease of $8,196,000 or 1.7 percent in average loans. The average yield on earning assets for the first nine months of 1998 was 8.28 percent, compared to 8.61 percent for the like period a year ago. The decrease in the average yield on earning assets was primarily due to the change in the composition of average earning assets previously discussed.

Interest income for the quarter ended September 30, 1998 was $16,141,000, a
1.3 percent increase over the $15,931,000 recorded for the third quarter of 1997.

Interest expense for the nine months ended September 30, 1998, was $26,103,000, a 7.0 percent increase compared to $24,398,000 for the nine months ended September 30, 1997. Average interest-bearing liabilities were $700,565,000 for the first nine months of 1998, a 7.4 percent increase from average interest-bearing liabilities of $652,105,000 for the first nine months of 1997. This increase was due to the $16,832,000 increase in average interest-bearing demand deposits, the $32,145,000 increase in average federal funds purchased, the $5,263,000 increase in average securities sold under agreements to repurchase and an increase in average Federal Home Loan Bank notes and other notes payable of $20,546,000. These increases were offset somewhat by decreases of $5,278,000 in average savings and money market accounts and $21,048,000 in average time certificates. The average rates paid on these liabilities for the first nine months of 1998 was 4.98 percent compared to 5.00 percent paid for the same period a year ago.

Interest expense for the quarter ended September 30, 1998 was $8,744,000, a
4.0 percent increase, compared to $8,409,000 for the quarter ended September 30, 1997.

Net interest income increased $265,000 for the first nine months of 1998 compared to the same period a year ago. Net interest margin, which is net interest income expressed as a percent of total average earning assets on a fully tax-equivalent basis, for the first nine months of 1998, was 3.98 percent, down from 4.26 percent a year ago. The decrease in the net interest margin was primarily due to the change in the composition of average earning assets. Average loans, which are the highest yielding earning asset, were
57.5 percent and 63.3 percent of total average earning assets as of September 30, 1998 and 1997, respectively. The impact of this shift was offset somewhat by an increase in the ratio of noninterest-bearing deposits to average earning assets, which was 15.7 percent and 12.4 percent as of September 30, 1998 and 1997, respectively.

Net interest income decreased $125,000, or 1.7 percent, for the third quarter of 1998 compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

The 1998 year-to-date provision for loan losses was $1,555,000, an increase of $265,000, or 20.5 percent from the year-ago period. For the third quarter of 1998, the provision for loan losses was $420,000, down $135,000 from the year-ago quarter. The provision increase was in response to concerns with certain portions of the loan portfolio during the first half of 1998 as discussed and reported in "Asset Quality" on page 15. However, the decrease in the provision in the third quarter of 1998 compared to the third quarter of 1997 reflects management's commitment to improving loan quality as well as the impact of the decrease in outstanding loans.

OTHER INCOME

For the first nine months of 1998, the Company recorded other income of $3,513,000, up $202,000 from the $3,311,000 recorded in the first nine months of 1997. Correspondent bank service charges increased $104,000 due to increases in correspondent bank accounts and activity; secondary mortgage fee income increased $114,000 and ATM and credit card fees increased $100,000. Investment security losses of $129,000 were reported for the nine months ended September 30, 1997 while $7,000 in gains were reported for the nine months ended September 30, 1998. These gains were offset somewhat by a decrease in gains on the sale of other real estate owned (OREO) and other related income of $221,000.

Other income for the third quarter of 1998 was $1,233,000, up $79,000 from the $1,154,000 reported for the same period a year ago. This increase was primarily due to ATM and credit card fee increases offset somewhat by OREO income decreases.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 1998 were $16,820,000, up $1,489,000 from the $15,331,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $809,000, data processing expenses of $353,000 and supplies of $111,000 offset somewhat by $172,000 decrease in legal expenses. Salaries and benefits increased primarily due to normal salary increases and a higher level of full-time equivalent employees added to support expansion, including twelve staff members hired for Capital Bank, a de novo bank which is located in Albuquerque and is a wholly owned subsidiary of the Company. Capital Bank opened in October, 1998. The increases in data processing expenses and supplies were primarily due to technical enhancements. The most significant enhancements were digital check and statement imaging, local and wide-area networks and an improved voice response system. The decrease in legal expenses was due to improved loan quality and recoveries of legal expenses.

Other expenses for the three months ended September 30, 1998 were $5,466,000, up $102,000 from the $5,364,000 recorded for the same period a year ago.
This increase was primarily due to increases in salaries and benefits of $149,000 and an increase of $142,000 in data processing expenses offset by a $107,000 decrease in legal fees.

INCOME TAXES

Income tax expense for the first nine months of 1998 was $1,608,000, down $689,000 from $2,297,000 recorded for the nine months of 1997. The effective tax rates for the nine months of 1998 and 1997 were 21 percent and 25 percent, respectively.

Income tax expense for the third quarter of 1998 was $488,000, down $172,000 from $660,000 recorded in the third quarter of 1997. The effective tax rates for the third quarter of 1998 and 1997 were 18 percent and 24 percent, respectively.

The decrease in the effective tax rates for third quarter and nine months ended September 30, 1998 was primarily the result of the Company's increased investment in U.S. government and tax-exempt municipal securities.

BALANCE SHEET REVIEW

Average total assets were $910,624,000 for the first nine months of 1998 compared to $822,478,000 for the like period of 1997. Period-end assets were $910,153,000, $897,960,000 and $864,339,000 at September 30, 1998, December
31, 1997, and September 30, 1997, respectively.

Cash and due from banks at September 30, 1998 were $76,426,000 compared to $57,183,000 reported for the same period a year ago. This increase of $19,243,000 consisted primarily of due from bank balances which increased $12,640,000 from September 30, 1997 to September 30, 1998. The due from bank balances have increased due to increased check processing for correspondent banks. The average cash and due from banks balances for the first nine months of 1998 were $71,141,000 compared to $45,176,000 average during the first nine months of 1997 and $49,572,000 average for the year-ended December 31, 1997.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks, increased from $14,528,000 at September 30, 1997 to $18,806,000 at September 30, 1998. The Company deposits excess funds into Federal Home Loan Banks in lieu of selling the funds in the federal funds market. Federal funds sold increased $44,825,000 from September 30, 1997 to the September 30, 1998 balance of $48,505,000.

Average available-for-sale securities at September 30, 1998 were $282,438,000 an increase of $24,557,000 from $257,881,000 reported for September 30, 1997. This increase was primarily in taxable securities. The balance of available-for-sale securities at September 30, 1998 was $306,872,000 up 13.1 percent from a year ago.

Loans decreased $56,570,000 to $430,991,000 at September 30, 1998, from $487,561,000 at September 30, 1997. Loans at September 30, 1998, decreased $60,970,000 from December 31, 1997. This decrease was in both the commercial and consumer categories, with the most significant decrease being in the commercial and commercial real estate areas. The $60,970,000 decrease was primarily attributable to payoffs of several large loans due to customers obtaining alternative long-term financing, early payoffs due to corporate acquisitions and a reduction in direct and indirect consumer loans which was primarily due to enhanced underwriting standards. Management is actively working on expanding the Company's customer base which should provide additional lending opportunities. The October, 1998 opening of Capital Bank will give the Company access to the Albuquerque market which has strategic significance as the Albuquerque metropolitan area economy is the largest and most robust economy in New Mexico.

Total deposits of $618,637,000 at September 30, 1998, increased $9,891,000 and $29,133,000 from December 31, 1997 and September 30, 1997, respectively. Noninterest-bearing deposits of $137,993,000 at September 30, 1998, increased $35,067,000 from the $102,926,000 reported at September 30, 1997. This increase was primarily in correspondent bank deposit balances. The correspondent bank balances increased due to expansion of the Company's check processing business. Interest-bearing demand of $113,971,000 increased $6,390,000 from the $107,581,000 reported at September 30, 1997. Savings and money market accounts were $104,167,000 at September 30, 1998 down slightly from the year-ago period. Time certificates decreased $11,686,000 from a year ago to $262,506,000.

Securities sold under agreements to repurchase as of September 30, 1998, were $68,127,000 compared to $82,507,000 as of December 31, 1997 and $63,616,000
as of September 30, 1997. Federal funds purchased were $45,488,000 as of September 30, 1998, compared to $34,845,000 as of December 31, 1997, and $46,130,000 as of September 30, 1997. Federal Home Loan Bank (FHLB) advances and other notes payable were $91,727,000 as of September 30, 1998, compared to $88,416,000 as of December 31, 1997, and $84,460,000 at September 30,
1997.

ASSET QUALITY

Nonperforming loans, OREO and other foreclosed assets are presented in the following table:


                                                           (in thousands)
                                           -----------------------------------------------
                                           September 30,    December 31,     September 30,
                                               1998             1997            1997
                                           -------------    ------------     -------------
Nonaccrual loans                             $4,056           $5,078           $2,448

Accruing loans past due 90 days or more       1,239              227            1,484

Restructured loans (in compliance with
modified terms)                               3,090               29               29

OREO and other foreclosed assets                778            1,421            1,805
                                             ------           ------           ------
Total nonperforming assets                   $9,163           $6,755           $5,766
                                             ------           ------           ------
                                             ------           ------           ------


Restructured loans increased $3,061,000 from December 31, 1997 to
September 30, 1998. This increase was primarily attributed to a single loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:


                                           September 30,    December 31,     September 30,
                                               1998             1997            1997
                                           -------------    ------------     -------------
Beginning balance                            $ 8,722          $ 8,933          $ 8,933
  Provision charged to expense                 1,555            2,245            1,290
  Recoveries on loans previously
    charged-off                                  661            1,086              859
  Loans charged-off                           (1,010)          (3,542)          (2,893)
                                             -------          -------          -------
Balance                                      $ 9,928          $ 8,722          $ 8,189
                                             -------          -------          -------
                                             -------          -------          -------


The Company considered the allowance for loan losses at September 30, 1998, to be adequate to absorb known risks in the loan portfolio. Year-to-date net loan charge-offs were .08 percent of loans outstanding at September 30, 1998, compared to .42 percent at September 30, 1997. The $1,883,000 decrease in gross charge-offs from the same period a year ago was primarily in commercial loans.

Based upon recent experience, management estimates gross charge-offs for 1998 of $1,700,000 broken down as follows: commercial $200,000; commercial real estate $200,000 and consumer $1,300,000. Actual results may differ from management's estimates.

LIQUIDITY

The Company maintains liquidity through stable deposits, the prudent usage of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has federal funds lines of credit of $78,000,000 as of September 30, 1998. The ratio of loans to deposits, which is a measure of liquidity, was 69.7 percent at September 30, 1998 compared to 80.8 percent and 82.7 percent at December 31, 1997, and September 30, 1997, respectively.

Management expects that current sources of liquidity will meet funding needs although changes in market conditions could affect their mix or could require the use of other funding sources.

ASSET/LIABILITY MANAGEMENT

The subsidiary banks' Asset Liability Management Committees ("ALCO") are responsible for the identification, assessment and management of the liquidity and interest rate risk of the respective subsidiary banks. The ALCO has focused on maintaining acceptable liquidity levels and maintaining a position of minimal interest rate risk exposure with an emphasis on deposit gathering, nondeposit options such as FHLB borrowings and taking advantage of lending opportunities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of September 30, 1998. The Company's risk-based capital ratios at September 30, 1998, were:

     Tier 1 capital (regulatory minimum = 4.00% or above) was 14.05 percent compared to 12.00 percent at year end.

     Total capital (regulatory minimum = 8.00% or above) was 15.31 percent compared to 13.25 percent at year end.

     Leverage ratio (regulatory minimum = 4.00% or above) was 8.09 percent compared to 7.92 percent at year end.

Stockholders' equity increased 8.7 percent to $76,859,000 from a year ago and was up $5,028,000 from year-end 1997. This growth was primarily due to earnings retention. The ratio of stockholders' equity to total assets was
8.4 percent at September 30, 1998, compared to 8.0 percent and 8.2 percent at December 31, 1997, and September 30, 1997, respectively.

YEAR 2000 COMPLIANCE PLAN

Many computer applications do not have the capability of recognizing the year 2000 as existing programs and hardware configurations typically use only two digits to identify a year in the date field. The Company is actively engaged in resolving the issues involved with the Year 2000 challenge. A team has been formed to identify the scope of the project and address the various issues. The Company is currently on schedule with its plan to have all mission critical systems upgraded before the year 2000 and the majority of the testing will be completed by December 31, 1998. The Company has assessed the Year 2000 compliance status of third party service providers and has also assessed the scope of the Year 2000 issue in regard to major customers and has developed contingency plans which address the potential credit and liquidity risks involved.

The estimated expense for the Company's Year 2000 project is not expected to be material (approximately $200,000 for 1999 and $100,000 for 2000). The completion dates and costs are based on management's current best estimates.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:
                    Exhibit 3 (i).  Articles of Incorporation of Registrant*
                    Exhibit 3(ii).  Bylaws of Registrant*
                    Exhibit 27.     Financial Data Schedule

               (b)  Reports on Form 8-K

                    (1) Report dated August 19, 1998, regarding management promotions.

                    (2) Report dated October 26, 1998, regarding the press release announcing the results for the third quarter ended September 30, 1998, and reporting the quarterly dividend and the third quarter 1998 shareholder letter.

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


                                       FIRST PLACE FINANCIAL CORPORATION
                                       ---------------------------------
                                                (Registrant)


Date: November 9, 1998                 /s/ James D. Rose
      ----------------                 -------------------------------------
                                       President and Chief Operating Officer