Form 10-K
period 1998-12-31
FIRST PLACE FINANCIAL CORP
filed 1999-03-30
CIK 740728

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -----------
                                   FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25956

                        FIRST PLACE FINANCIAL CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                A New Mexico Corporation - I.R.S. No. 85-0317365
                                100 East Broadway
                          Farmington, New Mexico 87401
            --------------------------------------------------------
        (Address, including ZIP Code, or registrant's executive offices)

                                 (505) 324-9500
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
            --------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 16, 1999, there were 2,170,372 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1999, was approximately $99,214,716.

Documents incorporated by reference: Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 30, 1999, are incorporated by reference into Part III.

                         FORM 10-K CROSS REFERENCE INDEX

                                                                                  Page
PART I
Item 1       Business ...........................................................    3
Item 2       Properties .........................................................    6
Item 3       Legal Proceedings ..................................................    7
Item 4       Submission of Matters to a Vote of Security Holders ................    7

PART II
Item 5       Market for Registrant's Common Equity
                and Related Stockholder Matters .................................    8
Item 6       Selected Financial Data ............................................    8
Item 7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations .......................................    9
Item 7A      Quantitative and Qualitative Disclosures
                about Market Risks...............................................    9
Item 8       Financial Statements and Supplementary Data ........................    9
Item 9       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures .......................................    9

PART III
Item 10      Directors and Executive Officers of the Registrant .................   10
Item 11      Executive Compensation..............................................   10
Item 12      Security Ownership of Certain Beneficial Owners
                and Management ..................................................   10
Item 13      Certain Relationships and Related Transactions .....................   10

PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K ....   11

                                     PART I

Item 1.   Business of the Company

FIRST PLACE FINANCIAL CORPORATION

First Place Financial Corporation ("First Place"), a New Mexico corporation, is a multi-bank holding company located in Farmington, New Mexico. First Place is engaged in the commercial banking business through its wholly-owned subsidiaries First National Bank of Farmington, New Mexico, ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), Western Bank, Gallup, New Mexico ("WBG") and Capital Bank, Albuquerque, New Mexico ("CBA") (collectively, the "Subsidiary Banks") and its non-bank subsidiary, FPFC Management, LLC ("LLC"). First Place, the Subsidiary Banks and LLC on a consolidated basis are the "Company".

The following table is a summary level consolidating balance sheet at December 31, 1998 (in thousands):

                                        PARENT       FNBF          BNBD         WBG        CBA       LLC      ELIM      CONSOLIDATED
                                        -------    --------      --------     -------    -------    ----    ---------   ------------
Investments                             $   ---    $273,028      $ 26,744     $19,967    $ 1,204    $---    $     ---      $320,943
Loans                                       205     291,776        99,447      34,480      3,757     ---          ---       429,665
Other earning assets                        ---      28,460         2,847       3,629      5,738     ---      (10,753)       29,921
                                        -------    --------      --------     -------    -------    ----    ---------      --------
  Total earning assets                      205     593,264       129,038      58,076     10,699     ---      (10,753)      780,529

Allowance for loan losses                   ---      (7,141)       (2,068)       (578)       (20)    ---          ---        (9,807)
Other assets                             88,752     111,515        17,597       4,198      3,039     300      (94,076)      131,325
                                        -------    --------      --------     -------    -------    ----    ---------      --------
  Total assets                          $88,957    $697,638      $144,567     $61,696    $13,718    $300    $(104,829)     $902,047
                                        -------    --------      --------     -------    -------    ----    ---------      --------
                                        -------    --------      --------     -------    -------    ----    ---------      --------

Total deposits                          $   ---    $461,835      $116,169     $56,009    $ 3,379    $---    $ (11,995)     $625,397
Other borrowed funds                      9,500     173,669        14,347         857        545     ---       (9,486)      189,432
                                        -------    --------      --------     -------    -------    ----    ---------      --------

  Total deposits and borrowed funds       9,500     635,504       130,516      56,866      3,924     ---      (21,481)      814,829

Other liabilities                         2,411       6,930           711         285         25     ---         (190)       10,172
                                        -------    --------      --------     -------    -------    ----    ---------      --------
  Total liabilities                      11,911     642,434       131,227      57,151      3,949     ---      (21,671)      825,001

Stockholders' equity                     77,046      55,204        13,340       4,545      9,769     300      (83,158)       77,046
                                        -------    --------      --------     -------    -------    ----    ---------      --------
  Total liabilities and stockholders'
   equity                               $88,957    $697,638      $144,567     $61,696    $13,718    $300    $(104,829)     $902,047
                                        -------    --------      --------     -------    -------    ----    ---------      --------
                                        -------    --------      --------     -------    -------    ----    ---------      --------

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

The Bank Holding Company Act of 1956, as amended, limits the activities which may be engaged in by First Place and its subsidiaries to banking activities and those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing, or controlling banks as to be a proper incident thereto.

First Place established a non-bank subsidiary, LLC in 1998. LLC serves as the managing member of Eaton Village Associates, Ltd., Co. ("Associates"). FNBF is the investor member in Associates. Associates owns a 96-unit low-income rental project in Farmington, New Mexico. The members receive tax credits from this property.

FIRST NATIONAL BANK OF FARMINGTON

FNBF is a national banking association chartered under the laws of the United States. FNBF conducts a commercial banking and trust business in Farmington, New Mexico, and the surrounding communities of San Juan County, New Mexico. FNBF operates at nine branch locations and operates eleven automated teller machines, seven of which are located on branch premises. A branch office located in the new Furr's Supermarket at 1700 East 20th Street, Farmington, New Mexico is scheduled to open in first quarter 1999. In addition, FNBF has developed a significant correspondent banking business which has extended its lending area throughout New Mexico and southwest Colorado. Approximately 43% of the commercial and commercial real estate loans at December 31, 1998 were to borrowers outside of San Juan County.

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

Competition

The primary competitors of FNBF are Citizens Bank, NationsBank/Bank of America, and Animas Credit Union. Other local competition includes branches of Vectra Bank-New Mexico, Bank of the Southwest (Roswell), and Centennial Savings Bank FSB (Durango, Colorado). Some of these competitors have several branches and operate automated teller machines in Farmington and San Juan County. At June 30, 1998, FNBF held approximately 56% of the total commercial bank deposits in San Juan County.

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

Competition

The primary competitors of BNBD are the First National Bank of Durango, Norwest Bank of Durango, Vectra Bank-Colorado, Bank of Durango and Bank of the San Juans. At June 30, 1998, BNBD held approximately 26% of total commercial bank deposits in La Plata County.

WESTERN BANK GALLUP

WBG is a state bank chartered under the laws of the State of New Mexico. WBG was incorporated in 1973 under the name Citizens Bank of Gallup, and the name was changed to Western Bank in 1980. WBG conducts commercial banking business from one location in Gallup, serving the surrounding community of McKinley County, New Mexico. WBG operates three automated teller machines. A new branch located in the new Wal-Mart Superstore in Gallup, New Mexico is scheduled to open in second quarter 1999.

WBG concentrates its lending activities in three principal areas: commercial loans, real estate loans, and installment loans, with commercial real estate and residential real estate loans making up approximately 66% of WBG's loan portfolio at December 31, 1998.

Competition

WBG's primary competitors are Gallup Federal Savings and Loan Association; and branches of Norwest Bank (Albuquerque), NationsBank/Bank of America. At June 30, 1998, WBG held approximately 24% of commercial bank deposits in McKinley County.

CAPITAL BANK

CBA is a state bank chartered under the laws of the State of New Mexico. CBA was incorporated in 1998 and opened for business on October 7, 1998. CBA conducts commercial banking business from one location in Albuquerque, serving primarily businesses and professionals throughout Albuquerque.

CBA concentrates its lending in two principal areas: commercial loans and commercial real estate loans.

Competition

CBA's primary competition are Norwest Bank, NationsBank/Bank of America, First Security Bank, First State Bank and New Mexico Bank and Trust.

FPFC MANAGEMENT, LLC

LLC, a New Mexico limited liability company, was established in 1998. LLC serves as the managing member of Associates. LLC owns 5% of Associates. FNBF is the 95% investor member in Associates. Associates owns a 96-unit low-income rental property.

EMPLOYEES AND EMPLOYEE BENEFITS

First Place currently employs approximately 366 full-time equivalent employees. First Place provides a defined benefit pension plan as well as a profit sharing plan with 401(k) provisions to its employees. First Place also provides its employees with group medical, dental, life and long-term disability insurance.

ALLOWANCE FOR LOAN LOSSES

Commercial and commercial real estate loans that are adversely classified are given specific reserves after an assessment of realizable collateral values is made. The general reserve allocation for commercial and commercial real estate loans, including letters of credit and unfunded commitments, that do not have a specific reserve, is determined by applying percentages, based on the 5-year moving average of net charge-offs of current and 30 days plus delinquent loans, to the balance of these pools. Concentrations of credit in the commercial portfolio are also reviewed and an allocation is determined by applying a percentage, based on the 5-year moving average of net charge-offs, to the identified balances. The general allocation for consumer loans is determined by applying the 3-year moving average percentage of net charge-offs to current and 30 days plus delinquent loan balances.

SUPERVISION AND REGULATION

General

First Place, as a bank holding company, is subject to the supervision of the Federal Reserve Board ("FRB"). First Place is required to obtain the approval of the FRB before acquiring all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, it would own or control more than 5% of the voting shares of such bank.

The Bank Holding Company Act requires First Place to file reports with the FRB. The FRB also has the authority to examine First Place and each of the Subsidiary Banks with the cost thereof to be borne by First Place, and possesses cease and desist powers over them if their actions represent unsafe or unsound practices. Particularly important in the FRB's evaluation of a bank holding company is its ability to satisfy the FRB's capital adequacy guidelines.

First Place and any subsidiary which it may acquire or organize, is deemed to be an affiliate of the Subsidiary Banks within the meaning set forth in the Federal Reserve Act and therefore is subject to certain restrictions that limit the extent to which any of the Subsidiary Banks can supply funds to it. First Place is also subject to restrictions on the underwriting and the public sale and distribution of securities, and is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

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

The Subsidiary Banks

Two of the Subsidiary Banks, FNBF and BNBD, are national banks organized under the laws of the United States. As national banks, they are subject to regulations, supervision, and regular examination by the Office of the Comptroller of the Currency ("OCC"). The other two subsidiaries, WBG and CBA, are state chartered banks and are therefore subject to federal and state statutes applicable to banks chartered under the banking laws of New Mexico. All of the Company's Subsidiary Banks are insured by and are therefore subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the FDIC is the primary federal supervisory authority for WBG and CBA.

Item 2.  Properties

First Place has its principal office at 100 East Broadway, Farmington, New Mexico 87401, which is owned and occupied principally by FNBF. FNBF also owns six branches and a motor bank and leases three branch offices and four stand-alone ATM facilities in Farmington and surrounding communities. The WBG, CBA and BNBD main office buildings are owned. BNBD owns a motor bank and leases two in-store branch offices and three stand-alone ATM facilities in Durango and surrounding communities. WBG owns one stand-alone ATM and leases two stand-alone ATM facilities.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, before any court, administrative agency, or other tribunal, nor is the Company aware of any such proceedings threatened against it. The Company believes that the eventual outcome of its litigation will not have a material impact to the consolidated operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

The common stock of First Place is quoted on the NASDAQ Bulletin Board under the symbol "FPLF". The NASDAQ Bulletin Board is only a quotation service and is not part of the NASDAQ over-the-counter market. Stockholders can obtain quotes on the Company's stock by contacting a stockbroker. Since there is not an active market for First Place stock, the high and low bid quotations shown in the following table may not necessarily represent actual transactions and does not include mark-up or commission.

                            PRICE OF COMMON STOCK


                                   Bid Price                  Bid Price
                               High         Low           High          Low
                             ---------    ---------     ---------    ----------
                                     1998                        1997
                             ----------------------     -----------------------
First Quarter                  $69.00       $63.00        $60.00        $56.00
Second Quarter                 $64.00       $60.00        $62.75        $58.00
Third Quarter                  $63.00       $54.00        $64.50        $62.00
Fourth Quarter                 $55.00       $54.00        $69.00        $64.00

NOTE: Range of sales price obtained from an information service.

The holders of common stock of First Place are entitled to receive cash dividends, when and as declared by the Board of Directors, out of funds legally available. Under New Mexico General Corporation Law, a corporation may make a distribution to its stockholders if the corporation's retained earnings equal at least the amount of the proposed distribution.

First Place, as the sole stockholder of its three Subsidiary Banks, is entitled to receive dividends when and as declared by the Subsidiary Banks' respective Boards of Directors, out of funds legally available. As national banks, FNBF and BNBD are subject to the dividend restrictions contained in 12 U.S.C. 60 which provides generally that a national bank may make quarterly distributions provided they do not exceed the lesser of: (1) the bank's retained earnings, or
(2) the bank's net income for the last three fiscal years, less the amount of any distributions made by the bank to its stockholders during such period. The Office of the Comptroller of the Currency may order a national bank to refrain from making a proposed distribution when, in its opinion, the payment of such would be an unsafe or unsound practice. Under New Mexico law, WBG and CBA, as state chartered banks, may only pay dividends if such dividends do not impair capital and surplus or other reserves required under New Mexico banking law.

The following table summarizes dividends declared by First Place's Board of Directors for 1998 and 1997:

                         DIVIDENDS DECLARED PER SHARE

                                                                    Increase
                                   1998             1997           (Decrease)
                                -----------      -----------      -------------
First Quarter                      $0.37            $0.35             $0.02
Second Quarter                      0.37             0.35              0.02
Third Quarter                       0.37             0.35              0.02
Fourth Quarter                      0.37             0.37               ---
Special Fourth Quarter              0.37             0.37               ---
                                   -----            -----             -----
                                   $1.85            $1.79             $0.06
                                   -----            -----             -----
                                   -----            -----             -----

The last reported sales price of the Company's Common Stock, as of March 16, 1999, was $52.50 per share. As of March 16, 1999, there were 636 holders of record of First Place's Common Stock.

Item 6.  Selected Financial Data

The selected financial data begins on page 14 in the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented beginning on page 13 in the Appendix and should be read in conjunction with the related consolidated financial statements and notes thereto included under Item 8.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Management's discussion regarding the above is presented on page 31 in the Appendix.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company begin on page 33 in the Appendix. The reports of the Company's independent certified accountants on the consolidated financial statements are presented on page 60 in the Appendix.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1999 under the caption "Management of the Company," which is incorporated herein by this reference.

Item 11.  Executive Compensation

See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1999 under the caption "Compensation of Management," which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1999 under the caption "Principal Shareholders," which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

See the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 1999 under the caption "Certain Transactions By And With Management and Others," which is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8K

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

         (1) Index to Consolidated Financial Statements: A list of the consolidated financial statements of the Registrant is incorporated herein at Item 8 of this Report.

         (2) Consolidated Financial Statement Schedules: All schedules have been omitted because they are not required, do not apply, or the information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, or are in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K

               First Place filed the following reports on Form 8-K during the last quarter of 1998:

         (1) Report dated October 26, 1998, regarding the Company's financial results and quarterly dividend for the third quarter ending September 30, 1998.

     (c) Exhibits

         3(i)  First Place Articles of Incorporation*.

         3(ii) First Place By-Laws*.

         21 Subsidiaries of First Place - see Item 1, Part I under the caption "Business of the Company."

         23.1 Consent of KPMG LLP re: incorporation by reference into the previously filed registration statements on Form S-8 and this Form 10-K.

         23.2 Consent of KPMG LLP re: incorporation by reference into the previously filed registration statements on Form S-8 on this Form 10-K.

         27    Financial Data Schedule.

* Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-4 filed with the Commission on April 18, 1995, SEC Registration No. 33-91310.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

First Place Financial Corporation
(Registrant)

By:  /s/ Richard I. Ledbetter
    -----------------------------
         Richard I. Ledbetter
         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:  /s/ James D. Rose
    -----------------------------
         James D. Rose
         President and Chief Operating Officer
         (Principal Financial Officer and Principal Accounting Officer)

                                                Vice Chairman of the Board
    -----------------------------
         J. Gregory Merrion

     /s/ Robert S. Culpepper                    Director
    -----------------------------
         Robert S. Culpepper

     /s/ Robert M. Goodman                      Director
    -----------------------------
         Robert M. Goodman

     /s/ Ike Kalangis                           Director
    -----------------------------
         Ike Kalangis

     /s/ Richard I. Ledbetter                   Director
    -----------------------------
         Richard I. Ledbetter

     /s/ Jack M. Morgan                         Director
    -----------------------------
         Jack M. Morgan

                                                Director
    -----------------------------
         Roy L. Owen

     /s/ James D. Rose                          Director
    -----------------------------
         James D. Rose

     /s/ Thomas C. Taylor                       Director
    -----------------------------
         Thomas C. Taylor

     /s/ Marlo L. Webb                          Director
    -----------------------------
         Marlo L. Webb

                                    APPENDIX

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review represents management's discussion and analysis of financial condition and results of operations for First Place Financial Corporation ("First Place"); its four subsidiaries (the "Subsidiary Banks"):
First National Bank of Farmington ("FNBF"), Burns National Bank of Durango ("BNBD"), Western Bank, Gallup ("WBG") and Capital Bank, Albuquerque ("CBA") and its non-bank subsidiary, FPFC Management, LLC ("LLC"). First Place, the Subsidiary Banks and LLC on a consolidated basis are the "Company." This review should be read in conjunction with the consolidated financial statements and related notes. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company.

Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as "does not expect," "estimate," "project" and "are to be expected to," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Various factors, such as national and regional economic conditions and, in particular, the energy sector, changes in market interest rates, credit and other risks of lending (especially in areas of loan concentrations) and investment activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause actual results for future periods to differ from those indicated by such forward-looking statements.

                                    CONTENTS

                                                                  Page
Financial Review ..............................................   13

Financial Statements ..........................................   33

Independent Auditors' Reports .................................   60


RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $8,161,000 in 1998, a decrease of 10.3% from earnings of $9,094,000 in 1997. Net income in 1998 included a loss of $231,000 reported by CBA, which opened in October, 1998. The Company also expensed approximately $269,000 of pre-opening costs related to CBA. Diluted earnings per share were $3.73 in 1998, compared to $4.17 in 1997 and $4.59 in 1996. Diluted earnings per share decreased 10.6% from 1997 to 1998 and decreased 9.2% from 1996 to 1997. Return on average equity was 10.96% in 1998 compared to 13.32% and 15.90% in 1997 and 1996, respectively. The decrease of $933,000 in net income in 1998 compared to 1997 was made up of the following: net interest income increased $245,000; provision for loan losses decreased $200,000; other income decreased $86,000; other expenses increased $1,923,000 and taxes decreased $631,000.

During 1998, assets of the Company grew $4,087,000 to $902,047,000, a slight increase over the $897,960,000 recorded in 1997. Gross loans decreased $62,296,000, or 12.7%, in 1998 compared to an increase of $23,773,000, or
5.1%, in 1997.

                                   Table One
                               Five Year Summary

               (dollars in thousands, except per share data)

                                                                   Year Ended December 31,

                                               1998           1997           1996           1995          1994
                                            ------------  -------------  -------------  -------------  ------------
Interest income:
   Loans, including fees                        $44,298       $46,905        $43,450        $36,367        $27,355
   Taxable securities                            13,642        12,243         10,050          9,849          9,833
   Tax-exempt securities                          3,198         3,100          2,699          2,828          1,912
   Interest-bearing deposits                      1,961           584            715            174            671
   Federal funds sold                             1,036           258            201            385            284
                                              ---------     ---------      ---------      ---------      ---------
      Total interest income                      64,135        63,090         57,115         49,603         40,055
                                              ---------     ---------      ---------      ---------      ---------
Interest expense:
   Time deposits of $100,000 and over             8,635         9,480          9,649          7,582          4,154
   Other deposits                                13,708        14,258         12,796         10,253          8,067
   Short-term borrowings                          6,104         4,772          3,224          4,053          2,117
   Other borrowings                               5,370         4,507          2,484          2,086          2,062
                                              ---------     ---------      ---------      ---------      ---------
      Total interest expense                     33,817        33,017         28,153         23,974         16,400
                                              ---------     ---------      ---------      ---------      ---------
Net interest income                              30,318        30,073         28,962         25,629         23,655
Provision for loan losses                         2,045         2,245          1,155            837             58
                                              ---------     ---------      ---------      ---------      ---------
Net interest income after provision for
   loan losses                                   28,273        27,828         27,807         24,792         23,597
                                              ---------     ---------      ---------      ---------      ---------
Other income:
   Service charges on deposit accounts            2,825         2,715          2,573          2,594          2,484
   Other service charges and fees                 1,582         1,340          1,318          1,250          1,097
   Investment securities gains (losses)              31          (111)           (82)            --           (395)
   Other operating income                           694         1,274            645            862            852
                                              ---------     ---------      ---------      ---------      ---------
      Total other income                          5,132         5,218          4,454          4,706          4,038
                                              ---------     ---------      ---------      ---------      ---------
Other expenses:
   Salaries and employee benefits                12,272        11,464         10,040          9,114          8,648
   Occupancy expenses, net                        2,179         2,242          2,145          1,522          1,606
   Other operating expenses                       8,580         7,402          6,438          6,225          5,545
                                              ---------     ---------      ---------      ---------      ---------
      Total other expenses                       23,031        21,108         18,623         16,861         15,799
                                              ---------     ---------      ---------      ---------      ---------

Income before income taxes                       10,374        11,938         13,638         12,637         11,836
Income taxes                                      2,213         2,844          3,828          3,871          3,819
                                              ---------     ---------      ---------      ---------      ---------
Net income                                      $ 8,161       $ 9,094        $ 9,810        $ 8,766        $ 8,017
                                              ---------     ---------      ---------      ---------      ---------
                                              ---------     ---------      ---------      ---------      ---------
Diluted earnings per share                      $  3.73       $  4.17        $  4.59        $  4.26        $  3.98
                                              ---------     ---------      ---------      ---------      ---------
                                              ---------     ---------      ---------      ---------      ---------
Dividends declared per share                    $  1.85       $  1.79        $  1.64        $  1.43        $  1.23
                                              ---------     ---------      ---------      ---------      ---------
                                              ---------     ---------      ---------      ---------      ---------
Selected balance sheet information:

   Total assets at December 31                 $902,047      $897,960       $800,610       $690,795       $616,934
   Total deposits at December 31                625,397       608,746        587,893        529,047        438,716
   Total equity at December 31                   77,046        71,831         64,760         57,756         46,525
   Long-term debt at December 31                 63,947        49,763         38,492         30,572         29,755


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

Net interest income, on a tax-equivalent basis, expressed as a percent of average earning assets, was 3.99% in 1998, 4.23% in 1997 and 4.52% in 1996. Tax-equivalent net interest income was $32,302,000 in 1998, or 1.0% greater than the $31,995,000 recorded in 1997. CBA contributed $135,000 to the 1998 net interest income. Tax-equivalent net interest income in 1997 was 4.4% greater than the $30,635,000 recorded in 1996. The $307,000 increase in tax-equivalent net interest income from 1997 to 1998 was attributed to a $314,000 increase due to volume changes net of a $7,000 decrease due to rate changes.

INTEREST INCOME

Interest income on earning assets in 1998 was $64,135,000 compared to $63,090,000 in 1997 and $57,115,000 in 1996. The 1.7% increase from 1997 to
1998 was the result of greater average balances of securities, federal funds sold, and interest-bearing deposits net of a decrease in loan volumes recorded in 1998 and average rate decreases for each category of earning asset. The 10.5% increase from 1996 to 1997 was primarily the result of the higher loan and taxable securities volume recorded in 1997.

Loans

In 1998, the average balance of loans outstanding was $457,337,000, 4.5% less than the average of $478,683,000 in 1997. CBA's average loans were $445,000 in 1998. Average loans in 1997 were 9.4% greater than the $437,439,000 average recorded in 1996. Loans, as a percent of average earning assets, were 56.5% in 1998 compared to 63.2% in 1997 and 64.6% in 1996. The lower loan volumes in 1998 resulted in a $2,073,000 decrease in interest income. The average yield on loans was 9.69% in 1998 compared to 9.80% in 1997 and 9.93% in 1996. The decrease in yield on loans in 1998 resulted in a decrease of $534,000 in interest income from 1997. These two factors netted together resulted in a decrease in interest income of $2,607,000 in 1998. Loan interest income was $44,298,000, $46,905,000 and $43,450,000 for 1998, 1997
and 1996, respectively. Interest income on loans increased by $3,455,000, or 8.0%, in 1997 over 1996, due primarily to increased volume of loans, offset in part by decreased yields.

At December 31, 1998, the Company had $4,336,000 in non-accrual loans compared to $5,078,000 in 1997 and $1,702,000 in 1996. The $3,376,000
increase in non-accrual loans from year end 1996 to year end 1997 was primarily in real estate related loans and the $742,000 decrease in nonaccrual loans from year end 1997 to year end 1998, was also primarily in real estate related loans.

Investment Portfolio

Interest income on taxable investment securities increased by $1,399,000 in 1998 compared to a $2,193,000 increase in 1997. CBA's average taxable investment securities were $121,000 in 1998. The increase in the average volume from 1997 to 1998 accounted for $1,600,000 of the 1998 increase in taxable securities income from 1997, offset in part by an 11 basis point decrease in average yield. Interest income on taxable investment securities in 1997 was $12,243,000, up 21.8% from the 1996 income of $10,050,000. This increase was primarily due to volume increases.

Average taxable securities comprised 77.1% of the total average investment portfolio at December 31, 1998. These average securities were 75.9% and 75.2%, respectively, of the total average investment portfolio in 1997 and 1996.

The investment portfolio is held as available-for-sale which provides flexibility and liquidity; however, management does not anticipate the need to sell securities for liquidity nor does management foresee selling securities to recognize the current unrealized gains or losses in the portfolio.

Average securities exempt from federal income tax comprised 22.9% of the investment portfolio in 1998 compared to 24.1% in 1997 and 24.8% in 1996. Tax-equivalent interest income on tax-exempt securities of $5,182,000 in 1998 was an increase of $160,000 from the $5,022,000 reported in 1997, due to increased volume offset by decreased yield. Tax-equivalent interest income on tax-exempt securities in 1997 was $650,000 greater than the $4,372,000 recorded in 1996, due primarily to increased volume.

Interest-bearing Deposits

Average interest-bearing deposits, consisting primarily of funds on deposit with Federal Home Loan Banks, were $37,401,000, up $26,773,000 from the $10,628,000 1997 average. CBA reported $519,000 average interest-bearing deposits in 1998. The greater volume of interest-bearing deposits resulted in an increase of $1,402,000 in interest income, while lower rates earned in 1998 offset the increase by $25,000. These two factors resulted in a net increase in interest income of $1,377,000 in 1998 from 1997. Interest income on interest-bearing deposits for 1998 was $1,961,000, up 235.8% from the 1997 income of $584,000. Interest income for interest-bearing deposits was $715,000 for 1996. The 1997 average was a decrease of $3,238,000 from the 1996 average of $13,866,000. Interest-bearing deposits are an alternative to federal funds sold and are a liquid asset that can be easily converted to cash to accommodate loan demand. The Company will purchase federal funds from correspondent banks as an accommodation and will then invest these dollars in interest-bearing deposits. Funds were available to be invested in these liquid assets due to the decrease in loan outstandings.

Federal Funds Sold

Average federal funds sold increased $16,054,000, or 343.0% in 1998 compared to 1997. Average federal funds sold in 1997 increased $1,039,000, or 28.5%, compared to 1996. The average yield decreased to 5.00% in 1998 from the 5.51% recorded for 1997 and 1996. The increase in average federal funds sold in 1998 resulted in an increase of $800,000 in interest income, offset by the $22,000 decrease due to a lower yield. Federal funds sold interest income was $1,036,000, $258,000 and $201,000 for 1998, 1997 and 1996, respectively.

INTEREST EXPENSE

Total interest expense on interest-bearing liabilities was $33,817,000 in 1998, a 2.4% increase over the $33,017,000 recorded in 1997. Total interest expense in 1997 was 17.3% greater than the $28,153,000 recorded in 1996. Increased volume of interest-bearing liabilities was responsible for $1,700,000 of the increased interest expense in 1998 compared to 1997, while lower rates reduced interest expense by $900,000. CBA had $289,000 average interest-bearing liabilities in 1998.

Deposits

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

The average balance of interest-bearing demand deposits was $123,884,000 in 1998, 15.6% greater than the $107,131,000 in 1997. During 1998, FNBF conducted an advertising campaign targeting retail customers. FNBF's average interest-bearing demand deposits increased 13.9% during 1998 or $12,000,000 compared to the 1997 average. Non-public deposits accounted for $10,000,000 of this increase at FNBF. Average balances in 1997 were 32.8% greater than 1996, primarily as the result of the introduction of the "All-In-One" checking account at FNBF in September, 1996. This account replaced the bank's regular noninterest-bearing accounts and, therefore, necessitated the transfer of noninterest-bearing deposits to interest-bearing deposits at the time of conversion. The average rate paid by the Company on these deposits was 3.11% in 1998 compared to 3.46% in 1997 and 3.09% in 1996. The lower rates paid on interest-bearing demand deposits in 1998 resulted in a $268,000 decrease in interest expense while the higher volumes of such deposits increased interest expense by $421,000. Interest expense on interest-bearing demand deposits was $3,855,000, $3,702,000, and $2,491,000 for 1998, 1997,
and 1996, respectively. The $1,211,000 interest expense increase from 1996 to 1997 was made up of $887,000 due to increased volume and $324,000 due to increased rates. Average interest-bearing demand accounts were 20.2% of total average deposits in 1998, 18.1% in 1997 and 14.3% in 1996.

Savings deposits averaged $106,235,000 in 1998, a $3,297,000 decrease from the $109,532,000 recorded in 1997. Average savings deposits in 1997 were $922,000 higher than 1996. The average rate paid on savings accounts in 1998 was 3.50% compared to 3.56% and 3.44% in 1997 and 1996, respectively. The lower rates paid on savings accounts in 1998 resulted in a decrease of $65,000 in interest expense, while lower volumes resulted in a decrease in interest expense of $116,000. Interest expense on savings deposits was $3,715,000, $3,895,000 and $3,740,000 for 1998, 1997 and 1996, respectively.
The $155,000 interest expense increase from 1996 to 1997 was made up of $32,000 due to increased volume and $123,000 due to higher rates. Savings deposits averaged 17.3% of total average deposits in 1998 compared to 18.5% in 1997 and 19.3% in 1996.

Time deposits averaged $258,144,000 in 1998, a decrease of $17,892,000 from the 1997 average of $276,036,000. This decrease was primarily due to maturities of FNBF's prime rate certificate of deposits. The $276,036,000 average in 1997 was a decrease of $2,310,000 from the $278,346,000 recorded in 1996. Interest expense of $14,773,000 was recorded in 1998, a decrease of $1,368,000 from 1997, due primarily to the decreased volume. Interest expense for time deposits in 1997 decreased slightly from 1996 primarily as a result of lower volumes of such deposits. Average time deposits in 1998 comprised 42.0% of total average deposits compared to 46.6% in 1997 and 49.4% in 1996.

Average noninterest-bearing deposits were $126,496,000 in 1998 compared to $99,332,000 in 1997 and $95,518,000 in 1996 and was 20.6% of average total deposits in 1998 compared to 16.8% in 1997 and 17.0% in 1996. Correspondent bank deposits increased in 1998, such average deposits were $32,309,000, $16,209,000, and $8,991,000 as of December 31, 1998, 1997, and 1996,
respectively.

Short-term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and discount window borrowings which generally mature one to seven days following the date of sale. Short-term borrowings averaged $123,163,000 in 1998, a 33.8% increase compared to the $92,046,000 average recorded in 1997. Average short-term borrowings increased $28,087,000 in 1997 compared to 1996. The average rate paid was 4.96% in 1998 compared to 5.18% in 1997 and 5.04% in 1996. Interest expense on short-term borrowings was $6,104,000, $4,772,000 and $3,224,000 for 1998, 1997 and 1996,
respectively. The higher volume in 1998 accounted for a $1,550,000 increase in interest expense compared to 1997 and lower rates accounted for a decrease of $218,000 which netted to $1,332,000 increase in interest expense. The $1,548,000 interest expense increase from 1996 to 1997 was primarily due to increased volume.

Federal Home Loan Banks and Other Notes Payable

The Company's Federal Home Loan Banks and other notes payable consist primarily of advances from the Federal Home Loan Banks (FHLB), a note payable to Frost National Bank, and treasury tax and loan note balances. At December 31, 1998, the Company had an average of $88,546,000 of such advances compared to $74,138,000 and $43,130,000 in 1997 and 1996, respectively. The average rates paid during 1998, 1997, and 1996 were 6.06%, 6.08%, and 5.76%, respectively. The total amount of interest expense for these advances in 1998 was $5,370,000 compared to $4,507,000 in 1997 and $2,484,000 in 1996. The higher volume in 1998 resulted in an increase of $874,000 in interest expense and the decrease in the interest rates resulted in a decrease of $11,000 in interest expense. These two components resulted in a total increase in interest expense of $863,000 for 1998 compared to 1997. The $2,023,000 interest expense increase from 1996 to 1997 was primarily due to increased volume.

Table Two-Average Balance Sheets, Net Interest Income, Yields and Rates and Table Three-Analysis of Volume and Rate Changes on Net Interest Income and Expense are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. Table Two provides an analysis of changes in net interest margin on earning assets setting forth average assets, liabilities, and stockholders' equity;

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


                                                           Table Two

                                  Average Balance Sheets, Net Interest Income, Yields and Rates
                                          Tax-equivalent basis (dollars in thousands)

                              ---------------------------------   --------------------------------  ------------------------------
                                              1998                             1997                              1996
                              ---------------------------------   --------------------------------  ------------------------------
                                            Tax                                Tax                               Tax
                              Average    Equivalent   Average     Average   Equivalent   Average     Average  Equivalent  Average
                              Balance     Interest   Yield/Rate   Balance    Interest   Yield/Rate   Balance   Interest  Yield/Rate
                              --------   ----------  ----------   -------    --------   ----------  --------   --------   --------
Assets:

Loans                         $457,337     $44,298      9.69%     $478,683    $46,905       9.80%   $437,439   $43,450     9.93%
Taxable securities             226,447      13,642      6.02       199,847     12,243       6.13     167,005    10,050     6.02
Tax-exempt securities           67,170       5,182      7.71        63,394      5,022       7.92      55,017     4,372     7.95
Interest-bearing deposits       37,401       1,961      5.24        10,628        584       5.50      13,866       715     5.16
Federal funds sold              20,735       1,036      5.00         4,681        258       5.51       3,642       201     5.51
                              --------     -------                 -------    -------               --------   -------

   Total interest-earning
     assets                    809,090      66,119      8.17       757,233     65,012       8.59     676,969    58,788     8.68
                                           -------                            -------                          -------
Cash and due from banks         71,848                              49,572                            40,120
Premises and equipment          19,366                              16,853                            13,942
Other assets, net               18,874                              20,455                            17,892
Allowance for loan losses       (9,484)                             (8,469)                           (8,782)
                              --------                              ------                            ------

Total assets                  $909,694                            $835,644                          $740,141
                              --------                            --------                          --------
                              --------                            --------                          --------
Liabilities and
Stockholders' Equity:

Interest-bearing demand       $123,884       3,855      3.11%     $107,131      3,702       3.46%   $ 80,703     2,491     3.09%
Savings deposit                106,235       3,715      3.50       109,532      3,895       3.56     108,610     3,740     3.44
Time deposits                  258,144      14,773      5.72       276,036     16,141       5.85     278,346    16,214     5.83
Federal funds purchased         51,640       2,664      5.16        25,073      1,378       5.49      11,551       612     5.30
Repurchase agreements           71,523       3,440      4.81        66,973      3,394       5.07      52,408     2,612     4.98
FHLB and other notes
 payable                        88,546       5,370      6.06        74,138      4,507       6.08      43,130     2,484     5.76
                              --------     -------                --------    -------               --------   -------


   Total interest-bearing
     liabilities               699,972      33,817     4.83        658,883     33,017       5.01     574,748    28,153     4.90
                                           -------                            -------                          -------

Noninterest bearing demand     126,496                              99,332                            95,518
Other liabilities                8,745                               9,172                             8,158
Stockholders' equity            74,481                              68,257                            61,717
                              --------                            --------                          --------

Total liabilities and         $909,694                            $835,644                          $740,141
  stockholders' equity        --------                            --------                          --------
                              --------                            --------                          --------

Interest income/earning assets                         8.17                                 8.59                           8.68
Interest expense/earning assets                        4.18                                 4.36                           4.16
                                                       ----                                 ----                           ----
Net interest margin                         32,302     3.99%                   31,995       4.23%               30,635     4.52%
Less FTE adjustment                          1,984     ----                     1,922       ----                 1,673     ----
                                           -------     ----                   -------       ----                ------     ----

Net interest income                        $30,318                            $30,073                          $28,962
                                           -------                            -------                          -------
                                           -------                            -------                          -------

Notes:

Average balances are computed principally on the basis of daily averages. Non-accrual loans are included in loans.
Interest income on loans includes fees on loans (in thousands) of $1,346 in 1998; $1,682 in 1997; and $1,556 in 1996.
Interest income is stated on a fully tax-equivalent basis (FTE). The rate used for this adjustment is approximately 38%.
Net interest margin is computed by dividing net interest income by average earning assets.

                                                    Table Three

                       Analysis of Volume and Rate Changes on Net Interest Income and Expense
                                    Tax-equivalent basis (dollars in thousands)

                                                      1998 over 1997                        1997 over 1996
                                             ----------------------------------    ----------------------------------
                                             Average     Average        Net        Average     Average        Net
                                              Volume       Rate        Change       Volume       Rate       Change
                                             ---------   ---------    ---------    ---------   ---------   ----------
Increase (decrease) in interest income:

   Loans                                      $(2,073)      $(534)     $(2,607)      $4,033      $ (578)      $3,455
   Taxable securities                           1,600        (201)       1,399        2,010         183        2,193
   Tax-exempt securities                          285        (125)         160          665         (15)         650
   Interest-bearing deposits                    1,402         (25)       1,377         (183)         52         (131)
   Federal funds sold                             800         (22)         778           57         ---           57
                                               ------        ----        -----        -----      ------        -----
      Total                                     2,014        (907)       1,107        6,582        (358)       6,224
                                               ------        ----        -----        -----      ------        -----

Increase (decrease) in interest expense:

   Interest-bearing demand                        421        (268)         153          887         324        1,211
   Savings deposits                              (116)        (65)        (180)          32         123          155
   Time deposits                               (1,029)       (338)      (1,368)        (136)         63          (73)
   Federal funds purchased                      1,365         (79)       1,286          743          23          766
   Repurchase agreements                          185        (139)          46          737          45          782
   FHLB and other notes payable                   874         (11)         863        1,870         153        2,023
                                               ------        ----        -----        -----      ------        -----
      Total                                     1,700        (900)         800        4,133         731        4,864
                                               ------        ----        -----        -----      ------        -----
Increase (decrease) in net interest income    $   314      $   (7)      $  307       $2,449     $(1,089)      $1,360
                                               ------        ----        -----        -----      ------        -----
                                               ------        ----        -----        -----      ------        -----


Notes:

Non-accrual loans are included in loans.
Interest income on loans includes fees on loans (in thousands) of $1,346 in 1998; $1,682 in 1997; and $1,556 in 1996. Interest income is stated on a fully tax-equivalent basis. The rate used for this adjustment is approximately 38%. The rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".

PROVISION FOR LOAN LOSSES

In 1998, the Company provided $2,045,000 for possible loan losses, which was $200,000 less than was provided in 1997. This decrease was attributable to a decrease in loans outstanding and improved loan quality. The provision for loan losses in 1997 was $2,245,000, which was $1,090,000 more than the $1,155,000 that was provided in 1996. The 1997 increase was primarily related to certain large commercial loans that were classified by management in 1997 and for which specific reserves had been allocated.

During 1998, the Company had net charge-offs of $960,000 compared to $2,456,000 in 1997. Gross charge-offs in 1998 were $1,817,000 compared to $3,542,000 in 1997. The $1,740,000 decrease in commercial, financial and agricultural gross charge-offs, as well as the increase in 1997 over 1996, were primarily due to one large commercial loan charged-off in the second quarter of 1997 by FNBF. Based upon recent experience, management estimates gross charge-offs for 1999 of $1,900,000, broken down as follows: commercial
- $225,000; commercial real estate - $475,000, residential real estate - $250,000 and consumer - $950,000. Actual results may differ from management's estimates.

OTHER INCOME

Service Charges

Service charges on deposit accounts increased $110,000 in 1998 to $2,825,000, compared to $2,715,000 in 1997 and $2,573,000 in 1996. The 1998 increase was primarily related to account analysis fees. Service charges on demand deposits decreased $229,000 from 1996 to 1997. This decline in service charges can be attributed to a decline in the number of low balance accounts which generally incurred monthly service charges as well as the introduction in 1996 of the "All-In-One" checking account at FNBF which requires a lower minimum balance to avoid service charges. This decrease was offset by increases in return check fees and service charges received from correspondent banks due to an increase in the volume of service in this area.

Other Service Charges

Other service charges increased $242,000 in 1998 to $1,582,000 compared to $1,340,000 in 1997. This increase was primarily related to ATM and secondary mortgage fee income. Starting mid-year 1998, non-Company customers were assessed a surcharge for use of the Company's ATMs. ATM fee income increased $133,000. Fees received for loans sold servicing released increased $155,000 in 1998 as the result of increased volume. Other service charges in 1996 were $1,318,000.

Gains on Sale of Other Real Estate Owned (OREO)

Gains on sale of OREO during 1998 were $258,000. During 1997, the Company recorded $1,119,000 in OREO gains primarily due to the sale of one property held by FNBF. Such gains recorded in 1996 were $270,000.

Securities Transactions

Securities gains during 1998 were $31,000. During 1997 and 1996, the Company incurred losses of $111,000 and $82,000, respectively, on the sale of investment securities.

Other Operating Income

Other operating income increased to $436,000 in 1998 compared to $155,000 in 1997 and $375,000 in 1996. The $281,000 increase during 1998 was primarily due to increased cash value of life insurance and the $220,000 decrease from 1996 to 1997 was primarily due to decreased cash value of life insurance recorded in 1997.

OTHER EXPENSES

Salaries and Benefits

Salaries and benefits expense of $12,272,000 increased $808,000 in 1998, or 7.0% over the $11,464,000 recorded in 1997. CBA salaries and benefits included in 1998 were $206,000. CBA had 15 full-time equivalents as of December, 1998. Pre-opening salaries and benefits related to CBA in 1998 were $340,000. Full-time equivalents for the Company at December 31, 1998 and 1997 were 366 and 340, respectively. 1996 salaries and benefits expense was $10,040,000. Normal salary increases and a higher level of full-time equivalent employees added to support asset growth and to enhance customer service accounted for $1,040,000 of the 1998 increase which was offset by decreases in stock appreciation rights expense and executive supplemental income expenses.

Occupancy Expenses

Occupancy expense was $2,179,000 in 1998 compared to $2,242,000 in 1997 and $2,145,000 in 1996. Included in 1998 was $46,000 occupancy expense for CBA. The decrease in 1998 resulted primarily from a decrease in BNBD's occupancy expense of $145,000 during 1998 compared to 1997. This decrease at BNBD was primarily due to BNBD's $172,000 increase in rental income as a result of the increase in tenant occupancy. BNBD repair and maintenance also decreased $126,000 while property taxes increased $118,000 primarily due to the new main office building. The $97,000 increase in the Company's occupancy expense in 1997 was primarily made up of increases in depreciation, due to recording a full year of depreciation for the new main office building for BNBD, which was occupied in May 1996, and in utilities, cleaning and tax expense. Those increases were offset somewhat by decreases in repair and maintenance and property insurance plus an increase in rental income.

Other Operating Expenses

Other operating expenses were $8,580,000 in 1998, a 15.9% increase over the $7,402,000 recorded in 1997. This increase was primarily in data processing expenses, up $574,000; supplies, up $109,000; OREO expenses, up $103,000. These increases were offset in part by the following decreases: consultants, down $107,000; credit and collection, down $111,000 and other losses, down $135,000. 1996 other operating expenses were $6,438,000. The $964,000 increase from 1996 to 1997 was primarily in data processing, consultant fees, credit and collection expenses, correspondent bank charges and VISA expenses.

Provision for Taxes

The provision for income taxes was $2,213,000 in 1998 compared to $2,844,000 in 1997 and $3,828,000 in 1996. The effective tax rate on income was 21.3% in 1998 compared to 23.8% in 1997 and 28.1% in 1996. The decrease in the effective tax rate from 1997 to 1998 and from 1996 to 1997 was primarily attributable to an increase in tax-exempt income as a percent of total income.

RETURN ON AVERAGE ASSETS AND EQUITY

The following table sets forth certain ratios for the Company for the last three years (using average balance sheet data):


                                   Table Four
                         Profitability and Equity Ratios

                                          1998           1997            1996
                                       ----------     ----------     -----------
Return on assets                           0.90%          1.09%           1.33%
Return on stockholders' equity            10.96%         13.32%          15.90%
Stockholders' equity to assets             8.19%          8.17%           8.34%
Stockholders' dividend payout ratio       49.06%         42.26%          35.31%

Return on average assets (ROA) in 1998 of .90% was down from the 1.09% and 1.33% recorded in 1997 and 1996, respectively. The decrease in ROA from 1.09% in 1997 to .90% in 1998 was attributable to the decrease in the net interest margin primarily due to a shift from loans to lower yielding earning assets and the increase in other expenses. Average assets increased $74,050,000 to $909,694,000 in 1998 compared to increases of $95,503,000 in 1997 and
$103,402,000 in 1996.

Return on average stockholders' equity declined to 10.96% in 1998 from 13.32% in 1997, and 1996 return on average stockholders' equity was 15.90%. Average stockholders' equity as a percent of average total assets was 8.19% in 1998 compared to 8.17% and 8.34% in 1997 and 1996, respectively. The dividend payout ratio increased to 49.06% in 1998 compared to 42.26% in 1997 and 35.31% in 1996. Dividends declared per share in 1998 increased $.06, or 3.4%, to $1.85 per share compared to 1997 dividends declared per share of $1.79.

BALANCE SHEET ANALYSIS

Loans

The Company concentrates its lending activities in five principal areas: commercial, commercial real estate, consumer, residential real estate and real estate construction loans. At December 31, 1998, these five categories were 21.6%, 36.1%, 12.5%, 23.5% and 6.3%, respectively, of the Company's loan portfolio. This compares with 24.4%, 34.0%, 14.3%, 21.3% and 6.0%, respectively, at December 31, 1997. The interest rates charged for the loans made by the Company vary with the perceived degree of risk (both credit risk and interest rate risk), the size and maturity of the loans, the borrower's relationship with the Company, and the prevailing money market rates which are indicative of the Company's cost of funds.

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

Total loans at December 31, 1998 were $429,665,000, a decrease of $62,296,000, or 12.7%, compared to December 31, 1997. Total loans at December 31, 1997 were $491,961,000, an increase of $23,773,000, as compared to 1996.
The decrease in 1998 was in both the commercial and consumer categories, with the most significant decrease being in the commercial and commercial real estate areas. The $62,296,000 decrease was primarily attributable to payoffs of several large loans due to customers obtaining alternative long-term financing, early payoffs due to corporate acquisitions and a reduction in direct and indirect consumer loans which was primarily due to enhanced underwriting standards. Management is actively working on expanding the Company's customer base which should provide additional lending opportunities. The October, 1998 opening of CBA gives the Company access to the Albuquerque market which has strategic significance as the Albuquerque metropolitan area economy is the largest and most robust in New Mexico. At December 31, 1998, CBA had $3,757,000 of loans outstanding. Management anticipates that the areas of greatest growth potential in 1999 will be commercial and real estate lending.


                                                    Table Five
                                             Loan Portfolio Composite
                                              (dollars in thousands)

                                                  1998          1997         1996         1995         1994
                                              -----------   -----------  -----------  -----------  -----------
December 31:

Commercial, financial and agricultural           $92,781      $120,315     $109,697      $96,273      $66,463
Commercial real estate                           155,105       167,136      161,959      128,105      111,027
Consumer                                          53,790        70,232       74,408       67,885       54,802
Real estate residential                          100,765       104,816       90,105       87,501       72,033
Real estate construction                          27,224        29,462       32,019       24,916       17,335
                                              ----------    ----------   ----------   ----------   ----------

   Total loans                                  $429,665      $491,961     $468,188     $404,680     $321,660
                                              ----------    ----------   ----------   ----------   ----------
                                              ----------    ----------   ----------   ----------   ----------

Nonaccrual, Past Due and Restructured Loans

Nonperforming loans as of December 31, 1998, were $8,311,000, or 1.93%, of total loans compared to $5,334,000, or 1.08%, of total loans at December 31, 1997. The increase in nonperforming loans was $3,053,000 and was primarily due to one loan for which the loan terms were modified due to the borrower's financial condition.

Commercial and real estate loans are reviewed on an individual basis for reclassification to nonaccrual status when any of the following occurs: the loan becomes 90 days past due as to interest or principal (unless in management's opinion, the loan is well secured and in the process of collection), the full and timely collection of additional interest or principal becomes uncertain, the loan is reclassified as doubtful by internal loan review or bank regulatory agencies, a portion of the principal balance has been charged-off, or the Company takes possession of the collateral.

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

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated:


                                   Table Six
                             Nonperforming Assets
                            (dollars in thousands)


                                                           1998        1997         1996         1995          1994
                                                       ----------- -----------  -----------  ------------  -----------
December 31:

Nonaccrual loans                                           $4,336      $5,078       $1,702        $3,517        $ 140
Accruing loans past due 90 days or more                       893         227          256           308          143
Restructured loans (in compliance with modified terms)      3,082          29          351           ---          ---
                                                            -----      ------       ------        ------        -----

   Total nonperforming loans                                8,311       5,334        2,309         3,825          283

OREO and other foreclosed assets                              898       1,421        1,995           564          737
                                                            -----      ------       ------        ------        -----

   Total nonperforming assets                              $9,209      $6,755       $4,304        $4,389       $1,020
                                                            -----      ------       ------        ------        -----
                                                            -----      ------       ------        ------        -----

Ratios:
Nonperforming loans to total loans                           1.93%       1.08%        0.49%         0.95%        0.09%
Allowance for loan losses to nonperforming loans           118.00%     163.53%      386.87%       224.52%     2680.57%
Nonperforming assets to total assets                         1.02%       0.75%        0.54%         0.64%        0.17%
Allowance for loan losses to nonperforming assets          106.50%     129.12%      207.55%       195.67%      743.73%

Management identified $4,250,000 of potential problem loans as of December 31, 1998. This is primarily related to three large customer relationships. Potential problem loans are performing loans that management has doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due and are accruing interest.

Allowance for Loan Losses

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio, both to ascertain whether there are probable losses requiring specific reserves and to assess probable losses in the loan portfolio in the aggregate. Commercial and commercial real estate loans classified substandard or doubtful, according to the Company's policies and procedures, are given specific reserves after an assessment of realizable collateral values is made. The primary risk elements considered by management with respect to its real estate construction loans are the financial condition of the borrower, fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, timeliness of payments, the availability of conventional financing, the demand for housing in the Company's market areas, and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market areas, the sufficiency of collateral, timeliness of payments and, with respect to adjustable rate loans, interest rate fluctuations. Percentages, based on the 5-year moving average of net charge-offs of current and 30 days or greater delinquent loans, are applied to the balance of the pools for which no specific reserves are allocated to determine the general reserve requirement. Concentrations of credit in the commercial portfolio are also reviewed and an allocation is made by applying percentages, based on the 5-year moving average of net charge-offs, to the identified balances. Percentages based on a 3-year moving average of net charge-offs are applied to current and 30 days or greater delinquent consumer loans to determine the required consumer reserve. Reserve allocations are updated quarterly based on actual portfolio mix and credit quality. Reserve percentages based on multiple-year moving averages of net charge-offs during a period reflects the evolving trends in the portfolio and indicates whether the monthly provision should be adjusted.

Reserves allocated as specific reserves increased during 1998 primarily as the result of a change in how specific reserves were assigned at BNBD. Conversely, the amount of reserves allocated to the general pool of adversely classified loans decreased.

Although nonperforming loans as a percentage of total loans increased at December 31, 1998 to 1.93% from 1.08% a year ago, asset quality, as measured by the level of adversely classified commercial and commercial real estate loans improved during 1998. These adversely classified loans were $44,447,000 and $67,771,000 as of December 31, 1998 and 1997, respectively. Because of the level of nonperforming loans, management made monthly provisions. As a result of this and the 12.7% decrease in total loans outstanding, the allowance as a percentage of total loans outstanding at year end 1997 and 1998, respectively, increased from 1.77% to 2.28%.

Gross charge-offs in 1998 were $1,817,000 down $1,725,000 from 1997 gross charge-offs of $3,542,000. The 1997 gross charge-offs included a large commercial loan. This charged-off loan was the primary reason the commercial loan charge-offs increased to $2,045,000 in 1997 from $378,000 in 1996.

Management believes that the $9,807,000 allowance for loan losses at December 31, 1998 is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that adverse economic conditions will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:


                                  Table Seven
                      Allowance for Loan Loss Activity
                            (dollars in thousands)

                                                 1998         1997         1996         1995         1994
                                              -----------  -----------  -----------  -----------  -----------
Balance at beginning of year                    $  8,722     $  8,933     $  8,588      $ 7,586     $  5,956
Provision charged to operations                    2,045        2,245        1,155          837           58

Loans charged-off:

   Commercial, financial and agricultural           (305)      (2,045)        (378)         (60)         (68)
   Commercial real estate                           (243)         ---          ---          ---          ---
   Consumer                                       (1,193)      (1,457)      (1,255)        (705)        (688)
   Real estate residential                           (76)         (40)         (12)         (87)         ---
   Real estate construction                          ---          ---         (160)         ---          ---
                                                --------     --------    ---------      --------    --------
      Total loans charged-off                     (1,817)      (3,542)      (1,805)        (852)        (756)
                                                --------     --------    ---------      --------    --------

Recoveries:
   Commercial, financial and agricultural            299          442          403          275          161
   Commercial real estate                             19            1           11            8           17
   Consumer                                          533          619          499          417        2,133
   Real estate residential                             6           24           82           15           17
   Real estate construction                          ---          ---          ---          ---          ---
                                                --------     --------    ---------      --------    --------
      Total recoveries                               857        1,086          995          715        2,328
                                                --------     --------    ---------      --------    --------

Net loans recovered (charged-off)                   (960)      (2,456)        (810)        (137)       1,572
                                                --------     --------    ---------      --------    --------
Acquired in merger with Western Bank Gallup          ---          ---          ---          302         ---
                                                --------     --------    ---------      --------    --------

Balance at end of year                           $ 9,807     $  8,722     $  8,933     $  8,588   $    7,586
                                                --------     --------    ---------      --------    --------
                                                --------     --------    ---------      --------    --------

Average total loans                             $457,337     $478,683     $437,439     $359,502     $285,994

Total loans at December 31                      $429,665     $491,961     $468,188     $404,680     $321,660

Ratios:

Net recoveries or (charge-offs) during
  period to average loans outstanding during
  period                                          (0.21)%      (0.51)%      (0.19)%      (0.04)%       0.55%
Provision for loan loss to average loans
   outstanding during period                       0.45 %       0.47 %       0.26 %       0.23 %       0.02%
Allowance to loans at year end                     2.28 %       1.77 %       1.91 %       2.12 %       2.36%


Investment Securities

The December 31, 1998 investment securities balance was $320,943,000, up $41,384,000 from the December 31, 1997 balance of $279,559,000. Of this increase, $9,612,000 was in tax-exempt securities. The increase of $31,772,000 in taxable securities was primarily invested in short-term average life mortgage bank securities. The funds were available to be invested in taxable securities due to the decrease in loan outstandings.

Interest-Bearing Deposits in Banks

At December 31, 1998 interest-bearing deposits in banks, which were primarily funds on deposit with Federal Home Loan Banks, were $14,221,000, down $2,831,000 from the $17,052,000 at December 31, 1997. This category of short-term asset is an alternative to investing in federal funds sold.

Federal Funds Sold

At December 31, 1998 federal funds sold were $15,700,000, up $15,450,000 from the December 31, 1997 balance of $250,000. The Company purchases excess federal funds from downstream correspondent banks and resells these funds as part of the Company's own federal funds sold.

Bank Premises and Equipment

Bank premises and equipment net of accumulated depreciation as of December 31, 1998, was $20,679,000 compared to $17,510,000 in 1997 which was an increase of $3,169,000. During 1998, a building was purchased in Albuquerque, New Mexico which serves as the headquarters for CBA. CBA had $2,473,000 in building, improvements and various furnishings and equipment net of accumulated depreciation as of December 31, 1998.

Various new software and hardware systems were put into service during 1998. The principal purchases were technical enhancements for digital check and statement imaging, local and wide-area networks and an improved voice response system. The book value of data processing assets increased from the December 31, 1997 total of $1,488,000 to $2,658,000 at December 31, 1998.

Other Real Estate Owned

The December 31, 1998 balance of OREO was $811,000 compared to $1,119,000 at December 31, 1997, a decrease of $308,000. Several properties were sold during 1998 which accounted for this decrease.

Deposits

Total deposits at December 31, 1998 were $625,397,000 compared to $608,746,000 at December 31, 1997. This 2.7% increase followed a 3.5% increase in 1997 compared to 1996.

Noninterest-bearing demand deposits of $144,214,000 and $130,501,000 at December 31, 1998 and 1997 were 23.1% and 21.4% of total deposits at year-end 1998 and 1997, respectively. This $13,713,000 increase was primarily in business and correspondent bank balances. During 1998, two new business demand accounts were introduced which were designed for small businesses. These products have been well received by companies which write less than 200 checks or have less than 200 deposited items per month. FNBF introduced a noninterest-bearing free checking account during 1998. Noninterest-bearing demand deposits increased $35,594,000 from December 31, 1996 to December 31, 1997.

Interest-bearing demand deposits increased slightly from $110,145,000 at December 31, 1997 to $110,604,000 at December 31, 1998 and represented 17.7% and 18.1% of total deposits as of year end 1998 and 1997, respectively.

Savings accounts and money market accounts increased from $102,707,000 in 1997 to $109,453,000 in 1998. These deposits represented 17.5% and 16.9% of total deposits at year end 1998 and 1997, respectively.

Time deposits decreased during 1998. These deposits include time certificates, $100,000 and over, and other time certificates. Time certificates, $100,000 and over, were 23.9% of total deposits at December 31, 1998 and 25.3% at December 31, 1997. Although these deposits are generally more rate sensitive and, therefore, considered more likely to be withdrawn than other deposits, the Company has found these deposits to be a relatively stable funding source. Other time certificates were 17.8% and 18.3% of total deposits at year end 1998 and 1997, respectively. During 1996, the Company sold 2-year floating rate certificates. These certificates were made available, through the first quarter of 1996, to brokers outside the Company's general market area to help meet liquidity requirements. These certificates were offered to the brokers on the same terms, conditions, and rates as they were to other customers. As of December 31, 1998, the Company had $12,508,000 of brokered deposits compared to $24,316,000 at December 31, 1997. Brokered deposits are typically more rate sensitive than general core deposits and, therefore, more likely to be withdrawn. The 2-year floating rate certificates and time certificates, $100,000 and over, are the highest cost funding sources for the Company. The 2-year floating rate certificate was discontinued in 1998 as the Company no longer needed this higher cost source of funds.

Federal Funds Purchased

As part of its expanding correspondent bank services, the Company routinely purchases excess federal funds from its downstream correspondents and resells those funds as part of its own federal funds sold. At December 31, 1998, the Company's federal funds purchased were $44,257,000 compared to $34,845,000 a year ago.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repos") decreased to $68,629,000 at December 31, 1998. At December 31, 1997, repos were $82,507,000 compared to $68,739,000 at year end 1996. The majority of the repos are sold to public entities although some corporate customers use them as a tool in their short-term cash management strategy.

Long-Term and Other Notes Payable

The Company utilizes Federal Home Loan Bank advances to "match-fund" 15-year fixed rate residential mortgage loans with long-term fixed rate borrowings. Federal Home Loan Bank advances are also used for arbitrage opportunities by investing the funds in taxable securities and for short-term funding. The Company borrowed $9,037,000 and $50,800,000 during 1998 and 1997, respectively. The 1998 advances were used to fund 15-year fixed-rate mortgages and a commercial loan. At December 31, 1998 and 1997, the advances outstanding from the Federal Home Loan Bank were $66,416,000 and $87,937,000, respectively.

The Company borrowed $10,000,000 from Frost National Bank in the third quarter of 1998 to capitalize CBA. This ten-year note was secured by subsidiary bank stock and has a floating rate with quarterly principal payments of $250,000 plus accrued interest. As of December 31, 1998, the principal outstanding was $9,500,000.

Stockholders' Equity and Capital Adequacy

Total stockholders' equity at December 31, 1998 was a record $77,046,000, up 7.3% from $71,831,000 at year-end 1997. The growth was primarily due to retention of earnings. At December 31, 1998 and 1997, respectively, the ratio of stockholders' equity to total assets was 8.54% and 8.00%. This increase was due to the fact that the Company's total assets increased at a slower rate than the increase in retained earnings.

The Company and its Subsidiary Banks exceeded required regulatory minimums for "well-capitalized" status throughout 1998, and it is the Company's policy to maintain this status at both the consolidated and subsidiary bank levels.

A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Qualifying capital is divided into two tiers. The Company's Tier 1 (or core) capital consists of its common stockholders' equity less intangibles. Its Tier 2 (or supplementary) capital consists of its allowance for loan losses up to a maximum of 1.25% of its risk-weighted assets. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits are included in the calculation of risk-based capital ratios as a reduction of risk-weighted assets. As of December 31, 1998, the Company and the Subsidiary Banks had to have a regulatory minimum ratio of qualifying total capital to risk-weighted assets of 8% and qualifying Tier 1 capital to risk-weighted assets of 4%. The Company's actual ratios were 15.33% and 14.09%, respectively, compared to 13.23% and 11.98%, respectively, for the same period a year ago.

In addition, bank regulators have promulgated capital leverage guidelines designed to supplement the risk-based capital guidelines. Banks and bank holding companies must maintain a minimum ratio of Tier 1 capital to adjusted total assets (leverage ratio). The Company's required Tier 1 leverage ratio was 4% and its actual ratio was 8.17% and 7.92% at December 31, 1998 and 1997, respectively.

The following table indicates the amounts of regulatory capital of the Company:

                               Table Eight
                           Regulatory Capital
                         (dollars in thousands)

                                  Total
                               Risk-Based        Tier 1         Leverage
                               ------------    ------------    -----------
At December 31,1998:
   Company's                        15.33%          14.09%          8.17%
   Regulatory minimum                8.00%           4.00%          4.00%
   Company's capital              $80,567         $74,061        $74,061
   Regulatory minimum             $42,037         $21,018        $36,248
   Computed excess                $38,530         $53,043        $37,813

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

The Company maintains an adequate liquidity position through stable core deposits (see: "Deposits"), the usage of debt (see: "Long-Term and Other Notes Payable"), and from a high quality investment portfolio (see: Table 11, "Securities Maturities and Weighted Average Yields"). To enhance the Company's ability to manage liquidity, the total investment portfolio is classified as securities available-for-sale. Maturing balances in the loan portfolio also provide funds and, in addition, assets may be sold to provide flexibility in managing cash flows. Additional sources of liquidity are provided by federal fund credit lines carried by the Subsidiary Banks with upstream correspondents, borrowings from the Federal Home Loan Bank, and borrowings from the Federal Reserve system. As of December 31, 1998, the Company had $78,000,000 in federal funds credit lines from upstream correspondents. The Company's lead Subsidiary Bank, FNBF, also routinely enhances its liquidity through purchases of excess funds from downstream correspondent banks. While the above-mentioned sources of liquidity are expected to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources of funds, will depend upon future economic and market conditions.

Short-term borrowings are made up primarily of federal funds purchased and securities sold under agreements to repurchase. The securities underlying the repurchase agreements were under the control of the Subsidiary Banks.

                                     Table Nine
                                Short-term Borrowings
                       Original Maturities Less Than One Year
                               (dollars in thousands)

                                                  1998            1997          1996
                                              ------------    -----------    ----------
Amount outstanding at year end                   $112,886       $117,852       $84,524
Average outstanding for the year                  123,163         92,046        63,959
Highest month-end balance for the year            140,429        117,852        84,524

Weighted average interest rate                       4.96%          5.18%         5.04%

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

                          Table Ten
 Certificates of Deposit in Denominations of $100,000 or More
                    (dollars in thousands)

                                                     1998
                                                  ------------
At December 31:

Time remaining until maturity:
   Less than 3 months                                 $ 25,130
   3 months to 6 months                                 25,835
   6 months to 12 months                                54,444
   More than 12 months                                  44,091
                                                      --------
      Total                                           $149,500
                                                      --------
                                                      --------

Generally, investment securities which mature within one year can be converted to cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rate and, therefore, their liquidation value would tend to be more volatile relative to their book value. The following tables summarize the investment portfolio maturities and yields at December 31, 1998 and the investment portfolio distribution for the last three years.

                                  Table Eleven
                Securities Maturities and Weighted Average Yields
                             (dollars in thousands)

                                     Within        After One Year      After 5 Years
                                    One Year       Through 5 Years    Through 10 Years    After 10 Years         Total
                                ----------------- ------------------  ----------------  ------------------ ------------------
                                  Amount   Yield    Amount    Yield    Amount   Yield     Amount    Yield    Amount    Yield
                                --------- ------- ---------- -------  -------- -------  ---------  ------- ---------- -------
At December 31, 1998:
Securities available-for-sale

U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies     $51,585  5.81%    $121,809  6.02%    $46,154  6.34%     $12,240   6.19%    $231,788  6.04%
Obligations of states and
   political subdivisions          6,926  4.68       28,300  4.82      32,453  5.04        6,994   4.46       74,673  4.87
Other securities                     ---   ---          ---   ---         ---   ---       14,482   5.95       14,482  5.95
                                 -------  ----     --------  ----     -------  ----      -------   ----     --------  ----
   Total securities              $58,511  5.68%    $150,109  5.79%    $78,607  5.80%     $33,716   5.73%    $320,943  5.77%
                                 -------  ----     --------  ----     -------  ----      -------   ----     --------  ----
                                 -------  ----     --------  ----     -------  ----      -------   ----     --------  ----

Notes: All securities available-for-sale are shown at market value at year-end. Yields are calculated based on amortized cost and do not include a tax-equivalent adjustment. Mortgage-backed securities are included with U.S. treasury securities and obligations of U.S. government corporations and agencies. Available-for-sale securities are shown at contractual maturities, except for securities having no stated maturity, which are shown as due after ten years and mortgage-backed securities, which maturities are based on average life.

                                  Table Twelve
                        Securities Portfolio Distribution
                             (dollars in thousands)

                                                        1998              1997              1996
                                                    -----------       -----------       -----------
At December 31:

U.S. treasury securities and obligations of
   U.S. government corporations and agencies          $231,788          $198,990          $175,734
Obligations of states and political subdivisions        74,673            65,061            62,372
Other securities                                        14,482            15,508             6,581
                                                      --------          --------          --------

   Total securities                                   $320,943          $279,559          $244,687
                                                      --------          --------          --------
                                                      --------          --------          --------

Loan demand also affects the Company's liquidity position. The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 1998 and 1997.

                                                       Table Thirteen
                                                       Loan Maturities
                                                   (dollars in thousands)

                                                 Within         After One But           After
                                                One Year        Within 5 Years         5 Years            Total
                                              -------------     ---------------     --------------    --------------
Loan maturities at December 31, 1998:

Loans with predetermined interest rates:
   Commercial, financial and agricultural         $  7,521            $ 13,195           $ 10,207           $30,923
   Commercial real estate                           16,036              29,538             28,005            73,579
   Consumer                                          8,449              41,567              1,938            51,954
   Real estate residential                           2,010               4,795             64,821            71,626
   Real estate construction                          6,800               1,367              2,996            11,163
                                                   -------             -------            -------            ------
                                                    40,816              90,462            107,967           239,245
                                                   -------             -------            -------            ------
Loans with floating interest rates:
   Commercial, financial and agricultural           28,321              20,747             12,790            61,858
   Commercial real estate                            8,723              17,425             55,378            81,526
   Consumer                                            585                 525                726             1,836
   Real estate residential                           1,874               1,258             26,007            29,139
   Real estate construction                          7,799               1,740              6,522            16,061
                                                   -------             -------            -------            ------
                                                    47,302              41,695            101,423           190,420
                                                   -------             -------            -------            ------
      Total loans                                 $ 88,118            $132,157           $209,390          $429,665
                                                   -------             -------            -------            ------
                                                   -------             -------            -------            ------

Loan maturities at December 31, 1997:

Loans with predetermined interest rates:
   Commercial, financial and agricultural         $ 16,612            $ 10,392           $  2,159           $29,163
   Commercial real estate                            5,296              23,163             22,802            51,261
   Consumer                                         10,201              49,993              2,321            62,515
   Real estate residential                          14,581               6,748             63,836            85,165
   Real estate construction                          3,456               2,236              1,544             7,236
                                                   -------             -------            -------            ------
                                                    50,146              92,532             92,662           235,340
                                                   -------             -------            -------            ------
Loans with floating interest rates:

   Commercial, financial and agricultural           35,029              27,697             28,426            91,152
   Commercial real estate                           13,298              16,906             85,671           115,875
   Consumer                                            908               1,877              4,932             7,717
   Real estate residential                           2,625                 831             16,195            19,651
   Real estate construction                         10,087               7,335              4,804            22,226
                                                   -------             -------            -------            ------
                                                    61,947              54,646            140,028           256,621
                                                   -------             -------            -------            ------
      Total loans                                 $112,093            $147,178           $232,690          $491,961
                                                   -------             -------            -------            ------
                                                   -------             -------            -------            ------

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

The principal cash requirement of First Place is dividends on common stock when declared. A second requirement is the repayment of debt, if any. First Place is dependent upon the payment of cash dividends by the Subsidiary Banks to service these requirements. First Place expects that the cash dividends paid by the Subsidiary Banks to First Place will be sufficient to meets its cash requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the broad term related to the risk of economic loss due to adverse changes in the fair market value of a financial instrument. Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect the Company's financial condition. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Management's objective is not to eliminate interest rate risk but to manage it by setting appropriate limits.

The responsibility for managing market risk and interest rate risk rests with the Asset/Liability Management Committee (ALCO), which operates under policy guidelines established by the Boards of Directors. ALCO monitors and coordinates sources, uses and pricing of funds. In adjusting the Company's asset/liability position, the Subsidiary Banks and the Boards and management attempt to manage the interest rate risk while enhancing net interest margin. At times, depending on the level of market interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Boards and management may determine to increase the interest rate risk position somewhat in order to increase the Company's net interest margin. The Subsidiary Banks' results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

The Subsidiary Banks' Asset Liability Management Committees met regularly during 1998 to review interest rate risk and profitability and recommend adjustments for consideration by the Boards of Directors. Management reviews the Subsidiary Banks' security portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Boards' objectives in the most effective manner. Notwithstanding interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

The Subsidiary Banks utilize a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation models project net interest income based on an immediate increase or decrease in interest rates (rate shock) sustained over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities, including loans, investment securities, federal funds sold/purchased, interest-bearing deposits and borrowings. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. The assumptions are based on historical industry standard prepayment speeds on like assets and liabilities when interest rates increase or decrease by 200 basis points (bp). The model factors in projections for anticipated activity levels by product lines offered by the Subsidiary Banks. The simulation model also takes into account the Subsidiary Banks' greater ability to control the rates on deposit products compared to adjustable-rate loans which are tied to published indices. At December 31, 1998, the model indicated the following interest rate sensitivity compared to a constant interest rate scenario:


                                                 Table Fourteen
                                          Net Portfolio Value Analysis
                                             (dollars in thousands)

                                     200 bp         % Change          200 bp         % Change          Current
                                    Increase      From Current       Decrease       From Current     Market Rates
                                  -----------    --------------    ------------    -------------    --------------
Anticipated impact over the
  next twelve months:

Net interest income                  $26,457           (10.0)%        $ 32,858            11.8%          $ 29,402

Economic value of equity             $95,113           (12.8)%        $117,458             7.7%          $109,033


Certain assumptions promulgated by the Federal Deposit Insurance Corporation Improvement Act and the banking industry in assessing the interest rate risk of financial institutions were employed in preparing data for the Company included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, non-maturity deposit rates and the market values of certain assets under the various interest rate scenarios. It is also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case.

The estimated change in net interest income or economic value of equity due to changes in interest rates is not projected to be significant within the +/- 200 basis point range assumptions.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the foreseeable future.

OFF-BALANCE SHEET ITEMS

As of December 31, 1998, the financial instruments with off-balance sheet risk were commitments to extend credit and standby letters of credit. The Company has not entered into any contracts for financial derivative instruments, such as futures, swaps, options, etc. Loan commitments (including standby letters of credit) decreased slightly to $93,294,000 in 1998 as compared to $94,346,000 in 1997. This is an indicator of continued loan demand and represents 21.7% of total loans outstanding at year end as compared to 19.2% a year ago.

YEAR 2000 COMPLIANCE PLAN

The Company has been actively engaged in resolving the issues with the Year 2000 challenge. Under the guidance of a full-time Year 2000 compliance manager, a team has been formed to identify the scope of the project and address the various issues. At December 31, 1998, the Company had substantially completed the remediation and testing of its mission critical systems. Of 16 mission critical systems, 15 have been upgraded for Year 2000 compliance and 14 of these have been successfully tested. The remaining mission critical system is scheduled to be upgraded and testing of all systems completed by June 30, 1999. In addition, 100% of non-mission critical systems have been upgraded and the majority of these have also been successfully tested.

The Company has assessed the Year 2000 compliance status of its third party service providers. The Company has also assessed the scope of the Year 2000 issue in regard to major customers and has developed contingency plans which address the potential credit and liquidity risks involved. As is the case with all financial institutions, if the Company's customers fail to address the year 2000 compliance problems within their own industries or lose confidence in the financial industry as a whole, the Company could be adversely affected.

In the unforeseeable event that a disruption does occur, the Company has developed contingency plans for all mission critical applications. Employee training on these plans began in March 1999 and will continue to be an important part of the Company's strategy for the remainder of 1999. Contingency plans are focused on two areas (1) providing uninterrupted service to customers in the event that a system malfunctions and (2) restoring or replacing the system.

The estimated costs for the Company's Year 2000 project is not expected to be material (approximately $200,000 for 1999 and $100,000 for 2000). The completion dates and costs are based on management's current best estimates.

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1998 and 1997

                                                                                     (in thousands)
                                                                                1998                    1997
                                                                            -------------           -------------
                             ASSETS

Cash and due from banks                                                         $ 89,982                $ 79,579
Interest-bearing deposits in banks                                                14,221                  17,052
Federal funds sold                                                                15,700                     250
                                                                            -------------           -------------
   Total cash and cash equivalents                                               119,903                  96,881
                                                                            -------------           -------------
Investment securities
   available-for-sale (at market value)                                          320,943                 279,559
                                                                            -------------           -------------
Loans                                                                            429,665                 491,961
Allowance for loan losses                                                         (9,807)                 (8,722)
                                                                            -------------           -------------
   Total net loans                                                               419,858                 483,239
                                                                            -------------           -------------

Bank premises and equipment, net                                                  20,679                  17,510
Other real estate owned                                                              811                   1,119
Other assets                                                                      19,853                  19,652
                                                                            -------------           -------------
Total assets                                                                   $ 902,047                $897,960
                                                                            -------------           -------------
                                                                            -------------           -------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing deposits                                                 $144,214                $130,501
   Interest-bearing deposits                                                     110,604                 110,145
   Savings and money market accounts                                             109,453                 102,707
   Time certificates, $100,000 and over                                          149,500                 153,774
   Other time certificates                                                       111,626                 111,619
                                                                            -------------           -------------
      Total deposits                                                             625,397                 608,746

Securities sold under agreements to repurchase                                    68,629                  82,507
Federal funds purchased                                                           44,257                  34,845
Other short-term borrowings                                                        - - -                     500
Federal Home Loan Banks and other notes payable                                   76,546                  88,416
Other liabilities                                                                 10,172                  11,115
                                                                            -------------           -------------
      Total liabilities                                                          825,001                 826,129
                                                                            -------------           -------------
Stockholders' equity:
   Common stock, no par value.
      Authorized shares  5,000,000;
         issued and outstanding shares 2,170,372
         and 2,149,497 at December 31, 1998 and 1997                              14,837                  14,364
   Additional paid-in capital                                                        731                     406
   Accumulated other comprehensive income                                          2,035                   1,775
   Retained earnings                                                              59,443                  55,286
                                                                            -------------           -------------
      Total stockholders' equity                                                  77,046                  71,831
                                                                            -------------           -------------
Total liabilities and stockholders' equity                                      $902,047                $897,960
                                                                            -------------           -------------
                                                                            -------------           -------------


See notes to consolidated financial statements.

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1998, 1997 and 1996

                                                               (in thousands, except per share data)
                                                          1998                 1997                  1996
                                                       -----------          ------------          -----------
Interest income:
   Loans, including fees                                 $ 44,298              $ 46,905             $ 43,450
   Investment securities:
      Taxable                                              13,642                12,243               10,050
      Tax-exempt                                            3,198                 3,100                2,699
   Interest-bearing deposits                                1,961                   584                  715
   Federal funds sold                                       1,036                   258                  201
                                                       -----------          ------------          -----------
      Total interest income                                64,135                63,090               57,115
                                                       -----------          ------------          -----------
Interest expense:
   Time deposits of $100,000 and over                       8,635                 9,480                9,649
   Other deposits                                          13,708                14,258               12,796
   Short-term borrowings                                    6,104                 4,772                3,224
   Other borrowings                                         5,370                 4,507                2,484
                                                       -----------          ------------          -----------
      Total interest expense                               33,817                33,017               28,153
                                                       -----------          ------------          -----------
Net interest income                                        30,318                30,073               28,962
Provision for loan losses                                   2,045                 2,245                1,155
                                                       -----------          ------------          -----------
Net interest income after provision
   for loan losses                                         28,273                27,828               27,807
                                                       -----------          ------------          -----------
Other income:
   Service charges on deposit accounts                      2,825                 2,715                2,573
   Other service charges and fees                           1,582                 1,340                1,318
   Gains on sale of other real estate owned                   258                 1,119                  270
   Investment securities gains (losses)                        31                  (111)                 (82)
   Other operating income                                     436                   155                  375
                                                       -----------          ------------          -----------
      Total other income                                    5,132                 5,218                4,454
                                                       -----------          ------------          -----------
Other expenses:
   Salaries and employee benefits                          12,272                11,464               10,040
   Occupancy expenses, net                                  2,179                 2,242                2,145
   Other operating expenses                                 8,580                 7,402                6,438
                                                       -----------          ------------          -----------
      Total other expenses                                 23,031                21,108               18,623
                                                       -----------          ------------          -----------
Income before income taxes                                 10,374                11,938               13,638
Income taxes                                                2,213                 2,844                3,828
                                                       -----------          ------------          -----------
Net income                                                $ 8,161               $ 9,094              $ 9,810
                                                       -----------          ------------          -----------
                                                       -----------          ------------          -----------
Earnings per common share:
   Basic                                                   $ 3.78                $ 4.25               $ 4.65
   Diluted                                                 $ 3.73                $ 4.17               $ 4.59



See notes to consolidated financial statements.

                     FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended December 31, 1998, 1997 and 1996

                                                                                (in thousands)
                                                           1998                       1997                      1996
                                                 -----------------------    ----------------------    ---------------------
Retained earnings:
   Balance at beginning of year                    $ 55,286                   $ 50,035                  $ 43,689
   Net income                                         8,161     $ 8,161          9,094    $ 9,094          9,810   $ 9,810
   Cash dividends declared                           (4,004)                    (3,843)                   (3,464)
                                                 -----------                -----------               -----------

   Balance at end of period                          59,443                     55,286                    50,035
                                                 -----------                -----------               -----------

Accumulated other comprehensive income:
   Balance at beginning of year                       1,775                        967                       922
   Unrealized gains on securities net of
       reclassification adjustment (see disclosure)     260         260            808        808             45        45
                                                            ------------               -----------               ----------
   Comprehensive income                                         $ 8,421                   $ 9,902                  $ 9,855
                                                            ------------               -----------               ----------
                                                            ------------               -----------               ----------
                                                 -----------                -----------               -----------
   Balance at end of period                           2,035                      1,775                       967
                                                 -----------                -----------               -----------

Common stock:
   Balance at beginning of year                      14,363                     13,634                    13,609
   Issuance of new common stock                         662                        730                       635
   Retirement of common stock                          (188)                     - - -                      (610)
                                                 -----------                -----------               -----------

   Balance at end of period                          14,837                     14,364                    13,634
                                                 -----------                -----------               -----------

Additional paid-in capital:
   Balance at beginning of year                         406                        124                        62
   Additions related to sale of common stock            325                        282                        62
                                                 -----------                -----------               -----------

Balance at end of period                                731                        406                       124
                                                 -----------                -----------               -----------

Total stockholders' equity                         $ 77,046                   $ 71,831                  $ 64,760
                                                 -----------                -----------               ----------
                                                 -----------                -----------               ----------

Disclosure of reclassification amount:
   Unrealized holding gains arising during period                 $ 316                     $ 748                     $ 46
   Less:  reclassification adjustment for gains
      included in net income                                         56                     - - -                        1
   Plus:  reclassification adjustment for losses
      included in net income                                      - - -                        60                    - - -
                                                            ------------               -----------               ----------

   Net unrealized gains on securities                             $ 260                     $ 808                     $ 45
                                                            ------------               -----------               ----------
                                                            ------------               -----------               ----------


See notes to consolidated financial statements.

                         FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31, 1998, 1997 and 1996

                                                                                                       (in thousands)
                                                                                              1998           1997          1996
                                                                                          ------------   -----------    ----------
Cash flows from operating activities:
   Net income                                                                                 $ 8,161        $9,094        $9,810
   Adjustments to reconcile net income to net cash provided by operations:
      Amortization and accretion                                                                 (359)         (469)         (154)
      Depreciation                                                                              1,885         1,526         1,167
      Provision for loan losses                                                                 2,045         2,245         1,155
      Deferred income taxes                                                                       111           466          (275)
      Increase in other assets                                                                 (1,424)       (1,694)       (2,864)
      (Decrease) increase in other liabilities                                                     68          (301)        1,954
      Gain on sale of bank premises and equipment                                                  (3)           (7)          (12)
      Gain on sale of other real estate                                                          (258)       (1,119)         (270)
      Writedown of other real estate                                                               80           ---           ---
      (Gain) loss on sale of available-for-sale securities                                        (31)          111            82
                                                                                          ------------   -----------    ----------

        Net cash flows from operating activities                                               10,275         9,852        10,593
                                                                                          ------------   -----------    ----------

Cash flows from investing activities:
      Proceeds from sale of available-for-sale securities                                      11,388        14,295        10,464
      Proceeds from maturites of available-for-sale securities                                 97,125        85,852        61,373
      Purchases of available-for-sale securities                                             (149,155)     (133,402)      (98,024)
      Net change in loans                                                                      60,545       (27,083)      (66,493)
      Proceeds from sale of bank premises and equipment                                            40            19           108
      Proceeds from sale of other real estate owned                                             1,277         2,752         2,803
      Acquisition of other real estate owned                                                      ---          (186)       (1,505)
      Purchase of property and equipment                                                       (5,090)       (2,825)       (6,407)
                                                                                          ------------   -----------    ----------

        Net cash flows from investing activities                                               16,130       (60,578)      (97,681)
                                                                                          ------------   -----------    ----------

(Continued)


See notes to consolidated financial statements.

                       FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                          Years Ended December 31, 1998, 1997 and 1996

                                                                                                       (in thousands)
                                                                                              1998           1997          1996
                                                                                          ------------   -----------    ----------
Cash flows from financing activities:
   Net change in deposit accounts                                                             $20,918       $39,318       $31,216
   Net change in certificates of deposit                                                       (4,267)      (18,465)       27,630
   Net change in securities sold under agreements to repurchase                               (13,878)       13,768        16,810
   Net change in federal funds purchased and other short-term borrowings                        8,912        19,560        11,420
   Proceeds from Federal Home Loan Bank advances                                                9,037        50,800        19,972
   Payments on Federal Home Loan Bank advances                                                (30,558)      (13,885)       (6,594)
   Net change in other notes payable                                                            9,651          (519)          ---
   Cash dividends paid                                                                         (3,997)       (3,695)       (3,540)
   Acquisition of treasury stock                                                                 ---           ---           (345)
   Proceeds from sale of treasury stock                                                          ---           ---            871
   Proceeds from issuance of common stock net of retirements                                      799         1,012            87
                                                                                          ------------   -----------    ----------

      Net cash flows from financing activities                                                 (3,383)       87,894        97,527
                                                                                          ------------   -----------    ----------

Net increase in cash and cash equivalents                                                      23,022        37,168        10,439

Cash and cash equivalents at beginning of period                                               96,881        59,713        49,274
                                                                                          ------------   -----------    ----------

Cash and cash equivalents at end of period                                                  $ 119,903       $96,881       $59,713
                                                                                          ------------   -----------    ----------
                                                                                          ------------   -----------    ----------
Supplemental disclosure of cash flow information:
   Cash paid during period for:
      Interest                                                                               $ 33,928       $33,663       $27,797
      Taxes                                                                                  $  1,740       $ 2,443       $ 4,183
   Non-cash assets acquired through foreclosure                                              $    792       $ 1,000       $ 2,193

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING Policies

     This summary of significant accounting policies of First Place Financial Corporation, the Subsidiary Banks and LLC (the "Company") is presented to assist in understanding the Company's consolidated financial statements. These accounting policies, which conform to generally accepted accounting principles and to general practices within the banking industry, have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

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

     1.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of First Place and its wholly-owned subsidiaries, First National Bank of Farmington, Burns National Bank of Durango, Western Bank, Gallup, Capital Bank, Albuquerque and FPFC Management, LLC. All significant intercompany accounts and transactions have been eliminated.

     2.  SECURITIES AVAILABLE-FOR-SALE

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

     3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Company maintains a diversified loan portfolio consisting of commercial, real estate and consumer loans.

         Loans are reported at the principal amount outstanding, net of deferred loan fees, premiums and discounts and the allowance for loan losses. Interest on loans is generally calculated by using the simple interest method on the daily balance of the principal amount outstanding.

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

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

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

         Commercial and commercial real estate loans that are graded substandard or doubtful, according to the Company's policies and procedures, are given specific reserves after an assessment of realizable collateral values is made. The general reserve allocation for adversely classified commercial and commercial real estate loans, including letters of credit and unfunded commitments, that do not have a specific reserve is determined by applying percentages, based on the 5-year moving average of net charge-offs of current and 30 days plus delinquent loans, to the balance of these pools. Concentrations of credit in the commercial portfolio are also reviewed and an allocation is determined by applying a percentage, based on the 5-year moving average of net charge-offs, to the identified balances. The general allocation for consumer loans is determined by applying the 3-year moving average percentage of net charge-offs to current and 30 days plus delinquent loan balances.

         Loans are charged against the allowance for loan losses when management believes it is unlikely that the principal will be collected. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

     4.  BANK PREMISES AND EQUIPMENT

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

         When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and gains and losses are recognized currently in the consolidated statements of income.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

     5.  OTHER REAL ESTATE OWNED

         Delinquent real estate loans are reclassified as OREO when the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

     6.  INCOME TAXES

         Deferred income taxes have been provided for timing differences which result from income and expense items that are recognized for financial accounting purposes in different years than such items are recognized for income tax purposes.

     7.  EARNINGS PER SHARE

         The Company reports on the face of the income statement basic and diluted earnings per share (EPS) as required by Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE." A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in Note B.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     8.  CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company includes cash on hand, cash on deposit at other institutions and federal funds sold as cash and cash equivalents.

     9.  STOCK OPTION PLANS

         The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company provides the pro forma disclosure under the provisions of SFAS No. 123 in Note N.

    10.  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

    11. TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         The Company accounts for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control, which distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

    12.  REPORTING COMPREHENSIVE INCOME

         The Company discloses in the financial statements comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the consolidated balance sheets, such as unrealized gains and losses on available-for-sale securities.

    13.  EMPLOYER'S DISCLOSURE ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS

         In February 1998, the FASB issued SFAS No. 132, "EMPLOYER'S DISCLOSURE ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS." SFAS No. 132 requires disclosure of the changes in the benefit obligation and plan assets during the period. The Company provides this disclosure in Note I.

    14.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This Statement is effective for the fiscal year beginning June 15, 1999. Management does not anticipate that the effect of adoption of this FASB will be material.

    15.  CAPITALIZATION OF CERTAIN SOFTWARE COSTS

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 "CAPITALIZATION OF CERTAIN SOFTWARE COSTS," which will become effective for financial statements for calendar year 1999. SOP 98-1 requires the capitalization of certain costs related to computer software obtained or developed for internal use. Management does not anticipate that the effect of adoption of this SOP will be material.

    16.  RECLASSIFICATIONS

         Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE B - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations:

                              Basic and Diluted EPS
                (in thousands, except shares and per share data)

For the Year Ended                     1998                               1997                               1996
                       ---------------------------------- ---------------------------------- ----------------------------------
                                     Weighted                           Weighted                             Weighted
                                     Average                             Average                              Average
                         Income       Shares     Per-Share  Income       Shares       Per-Share   Income      Shares      Per-Share
                       (Numerator) (Denominator) Amount   (Numerator)  (Denominator)  Amount    (Numerator) (Denominator) Amount
                       ----------- ------------- -------- -----------  ------------   --------  ----------- ------------  --------
Basic EPS:
Income available to
   common stockholders     $8,161     2,159,724    $3.78      $9,094     2,138,892    $4.25      $9,810     2,107,892    $4.65
                                                    ====                               ====                               ====

Effect of dilutive
   securities options         ---        30,436                  ---        42,069                  ---        31,655

Diluted EPS:
                            -----     ---------                -----     ---------                -----     ---------
Income available to
   common stockholders     $8,161     2,190,160    $3.73      $9,094     2,180,961    $4.17      $9,810     2,139,547    $4.59
                            =====     =========     ====       =====     =========     ====       =====     =========     ====

NOTE C - RESTRICTED CASH BALANCES

     Reserves (in the form of cash on hand and deposits with the Federal Reserve
     Bank) of $13,279,000 and $13,415,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1998 and 1997. These reserves are included in Cash and Due from Banks in the accompanying consolidated balance sheets.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE D - INVESTMENT SECURITIES

     A summary of the amortized cost, approximate fair value and gross unrealized gains and losses follows (amounts in thousands):

     Investment securities available-for-sale:

                                            Amortized       Approximate     Unrealized     Unrealized
                                               cost          fair value      gain           loss
                                          ---------------  -------------  ------------  -------------
December 31, 1998:
    U.S. treasury securities                    $ 34,686         $ 35,237        $  551         $ ---
    U.S. government agency securities             94,504           95,042           760          (222)
    Mortgage-backed securities                   101,452          101,509           513          (456)
    Obligations of states and political
       subdivisions                               72,483           74,673         2,220           (30)
    Other investments and securities              14,517           14,482           ---           (35)
                                                --------         --------        ------     ----------
          Total                                 $317,642         $320,943        $4,044          (743)
                                                --------         --------        ------     ----------
                                                --------         --------        ------     ----------

December 31, 1997:
    U.S. treasury securities                    $ 45,006         $ 45,442        $  436         $ ---
    U.S. government agency securities             88,597           89,093           560           (64)
    Mortgage-backed securities                    64,252           64,455           514          (311)
    Obligations of states and political
       subdivisions                               63,458           65,061         1,607            (4)
    Other investments and securities              15,514           15,508           ---            (6)
                                                --------         --------        ------     ----------
          Total                                 $276,827         $279,559        $3,117         $(385)
                                                --------         --------        ------     ----------
                                                --------         --------        ------     ----------

A summary of amortized cost and approximate fair value of investment securities by maturity at December 31, 1998 follows (amounts in thousands). Available-for-sale securities are shown at contractual maturities, except for securities having no stated maturity, which are shown separately and mortgage-backed securities which maturities are based on an average life.


                                                             Amortized                     Approximate
                                                                cost                       fair value
                                                           ---------------              ------------------
       Less than one year                                        $ 58,292                        $ 58,511
       One to five years                                          148,810                         150,109
       Five to ten years                                           76,862                          78,607
       Greater than ten years                                      19,161                          19,234
       Securities not due at a single date                         14,517                          14,482
                                                                ---------                        --------

          Total                                                  $317,642                        $320,943
                                                                ---------                        --------
                                                                ---------                        --------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

The proceeds from sales of securities available-for-sale and the gross realized gains and gross realized losses on those sales at December 31 follow (amounts in thousands):

                                                      1998                   1997                    1996
                                                 --------------         --------------         ---------------
        Proceeds                                       $11,388                $14,295                $10,464
        Gross realized gains                                77                     27                     10
        Gross realized losses                               46                    138                     92

At December 31, 1998 and 1997, investment securities with a recorded value of approximately $198,128,000 and $231,000,000, respectively, were pledged to collateralize repurchase agreements, public or trust deposits and other notes payable.

The Company is required to have Federal Home Loan Bank stock in an amount equal to at least 5 percent of Federal Home Loan Bank advance and standby letters of credit divided by the qualified asset ratio. This ratio is a measurement of the Company's overall commitment to housing finance. The Company was required to have $5,970,000 at December 31, 1998 of Federal Home Loan Bank stock. At December 31, 1998 and 1997, $8,595,000 and $9,303,000,
respectively, of Federal Home Loan Bank stock are included in other securities.

NOTE E - LOANS

A summary of loans at December 31 follows (amounts in thousands):

                                                                           1998                   1997
                                                                       -------------          -------------
       Commercial, financial and agriculture                               $ 92,781               $120,315
       Commercial real estate                                               155,105                167,136
       Consumer                                                              53,790                 70,232
       Real estate residential                                              100,765                104,816
       Real estate construction                                              27,224                 29,462
                                                                           --------               --------
                                                                            429,665                491,961
       Less allowance for loan losses                                         9,807                  8,722
                                                                           --------               --------

            Total net loans                                                $419,858               $483,239
                                                                           --------               --------
                                                                           --------               --------

Changes in the allowance for loan losses follows (amounts in thousands):

                                                                1998             1997              1996
                                                            -------------    -------------     -------------
      Balance at beginning of year                               $ 8,722          $ 8,933           $ 8,588
      Provision charged to operating expense                       2,045            2,245             1,155
      Recoveries on loans previously charged-off                     857            1,086               995
      Loans charged-off                                           (1,817)          (3,542)           (1,805)
                                                                --------          --------          --------

      Balance at end of year                                     $ 9,807          $ 8,722           $ 8,933
                                                                --------          --------          --------
                                                                --------          --------          --------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

Loans for which the accrual of interest has been discontinued amounted to $4,336,000, $5,078,000, and $1,702,000 at December 31, 1998, 1997, and 1996,
respectively. If interest had been accrued on these loans for 1998, 1997, and 1996, interest income would have been increased by approximately $255,000, $329,000, and $104,000, respectively.

Certain directors, officers and companies with which they are associated, were customers of, and had banking transactions with, the Company in the ordinary course of business. It is the Company's policy that all loans and commitments to lend to officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers of the Company. The following table summarizes the activity in these loans for 1998 (amounts in thousands):


      Balance at December 31, 1997                     $17,457
      Advances/new loans                                 7,246
      Payments and removal due to                      (10,810)
         director resignation                          -------

      Balance at December 31, 1998                     $13,893
                                                       -------
                                                       -------


NOTE F - BANK PREMISES AND EQUIPMENT

The major components of bank premises and equipment at December 31 follow (amounts in thousands):

                                                    Estimated lives           1998               1997
                                                ---------------------     -------------      -------------
Land                                                    ---                    $ 2,171            $ 1,870
Building                                             5-40 years                 16,658             14,740
Furniture and equipment                              3- 7 years                 14,431             11,927
Leasehold improvements                               5-15 years                  1,067                746
                                                                               -------            -------
                                                                                34,327             29,283
Less accumulated depreciation
   and amortization                                                             13,648             11,773
                                                                               -------            -------
      Total                                                                    $20,679            $17,510
                                                                               -------            -------
                                                                               -------            -------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE G - LONG TERM AND OTHER NOTES PAYABLE

Long term and other notes payable, secured by investment securities as well as certain loans from the Company's loan portfolio and subsidiary bank stock at December 31 consisted of the following (amounts in thousands):

                                                                      1998                1997
                                                                   ------------        ------------
      Federal Home Loan Bank advances, 5.10% to
         7.13% due 1998 through 2013                                   $66,416             $87,937
      Frost National Bank floating rate note, due July 1, 2008           9,500                 ---
      Other notes payable                                                  630                 479
                                                                   ------------        ------------
         Total                                                         $76,546             $88,416
                                                                   ------------        ------------
                                                                   ------------        ------------


Maturities of notes payable at December 31, 1998 are as follows (amounts in thousands):

            1999                                                       $12,599
            2000                                                         8,027
            2001                                                         9,194
            2002                                                         6,716
            2003                                                         5,768
            Later years                                                 34,242
                                                                        ------
              Total                                                    $76,546
                                                                        ------
                                                                        ------


NOTE H - INCOME TAXES

Income tax expense consists of the following (amounts in thousands):

                                                            1998             1997               1996
                                                        -------------     ------------      -------------
Current tax expense                                           $2,102           $2,378            $4,103
Deferred tax expense (benefit)                                   111              466              (275)
                                                        -------------     ------------      -------------
   Total                                                      $2,213           $2,844            $3,828
                                                        -------------     ------------      -------------
                                                        -------------     ------------      -------------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

Income tax expense differs from the expected tax expense (computed using statutory rates) as a result of the following (amounts in thousands):

                                                            1998              1997              1996
                                                        -------------      ------------      ------------
      Computed "expected" tax expense                         $3,631           $4,179            $4,773
      Tax benefit due to tax-exempt interest                    (990)            (968)             (799)
      State tax, net of federal benefit                          (36)              62               187
      Low income housing credit                                 (383)            (381)             (161)
      Other, net                                                  (9)             (48)             (172)
                                                        -------------      ------------      ------------

         Total                                                $2,213           $2,844            $3,828
                                                        -------------      ------------      ------------
                                                        -------------      ------------      ------------


Deferred tax expense (benefit) results from timing differences in the recognition of income and expense for income tax and financial statement purposes. The sources of these differences and their tax effects follow (amounts in thousands):


                                                            1998              1997              1996
                                                        -------------      ------------      ------------
      Provision for loan losses                            $(399)              $114            $(368)
      Provision for losses on other real estate              148                209              (99)
      Pension expense                                        ---                 46              101
      Depreciation                                            (3)               110              122
      Deferred compensation                                   46               (194)            (183)
      Deferred loan fees                                      58                 93               58
      Stock option expense                                   137               (144)            (181)
      FHLB stock dividends                                   223                199              152
      Other, net                                             (99)                33              123
                                                        -------------      ------------      ------------
         Total                                              $111               $466            $(275)
                                                        -------------      ------------      ------------
                                                        -------------      ------------      ------------


               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

Deferred tax assets and liabilities as of December 31 consisted of the following (amounts in thousands):

                                                            1998              1997              1996
                                                        -------------      ------------      ------------
      Deferred tax assets:
         Allowance for loan losses                            $2,432            $2,033            $2,147
         Deferred compensation                                   618               664               470
         Deferred loan fees                                      150               208               301
         Other real estate owned                                  48               196               405
         Stock option expense                                    437               574               430
         Other                                                   108                63                61
                                                        -------------      ------------      ------------
                                                               3,793             3,738             3,814
                                                        -------------      ------------      ------------
      Deferred tax liabilities:
         Unrealized gains on investment securities             1,267               956               521
         Bank premises and equipment                             491               494               384
         Pension plan                                            531               531               485
         FHLB stock dividends                                    801               578               379
         Other                                                   231               285               250
                                                        -------------      ------------      ------------
                                                               3,321             2,844             2,019
                                                        -------------      ------------      ------------
            Net deferred tax asset                            $  472            $  894            $1,795
                                                        -------------      ------------      ------------
                                                        -------------      ------------      ------------

The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in excess of $18,000,000 in the two-year federal carryback period and by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred tax assets.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan. The plan is a qualified plan which covers substantially all employees age twenty-one and over with one or more years of service. The Company's policy is to fund this plan in an amount equal to or greater than the minimum required by law, but not in excess of the maximum allowable.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

     The following table sets forth the funded status of the pension plan at December 31 (amounts in thousands):

                                                                            1998             1997
                                                                        -------------     ------------
   Actuarial present value of benefit obligations:

      Projected benefit obligation                                          $(5,939)          $(5,184)
      Plan assets at fair value                                               6,203             5,543
                                                                        -------------     ------------

      Plan assets in excess of projected benefit obligation                     264               359

      Unrecognized net loss from past experience
         different from that assumed and effects of
         changes in assumptions                                               1,357             1,237
      Unrecognized prior service cost                                           (82)             (100)
      Unrecognized net asset                                                   (126)             (167)
                                                                        -------------     ------------

            Prepaid (accrued) pension cost                                 $  1,413           $ 1,329
                                                                        -------------     ------------
                                                                        -------------     ------------


Net pension costs for this plan include the following components (amounts in thousands):

                                                                            1998              1997
                                                                         ------------      ------------
   Service cost of benefits earned                                          $ 198            $ 176
   Interest cost on projected benefit obligation                              396              346
   Return on plan assets                                                     (406)            (387)
   Net amortization and deferral of loss                                       11              (19)
                                                                         ------------      ------------

      Net pension costs                                                     $ 199            $ 116
                                                                         ------------      ------------
                                                                         ------------      ------------

   Reconciliation of benefit obligations:

                                                                             1998             1997
                                                                         ------------      ------------
   Beginning balance of benefit obligation                                $(5,184)             $(4,855)

   Service cost                                                              (198)                (176)
   Interest cost                                                             (396)                (346)
   Actuarial gains and losses                                                (366)                  (7)
   Benefits paid                                                              205                  200
                                                                         ------------      ------------

   Ending balance of benefit obligation                                   $(5,939)             $(5,184)
                                                                         ------------      ------------
                                                                         ------------      ------------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

     Reconciliation of the fair value of plan assets:

                                                                                 1998                 1997
                                                                             --------------      ---------------
       Beginning balance of the fair value of plan assets                        $5,543               $5,138

       Actual return on plan assets                                                 581                  374
       Contributions by the employer                                                284                  231
       Benefits paid                                                               (205)                (200)
                                                                            --------------      ---------------

       Ending balance of the fair value of plan assets                           $6,203               $5,543
                                                                            --------------      ---------------
                                                                            --------------      ---------------
     Major assumptions at year-end follow:

                                                                                 1998                 1997
                                                                             --------------      ---------------
       Annual discount rate                                                        7.00%                7.50%
       Annual rate of increase in compensation levels                              5.00%                5.00%
       Annual expected long-term rate of return on assets                          7.00%                7.50%


     Assets of the pension plan consist primarily of bank certificates of deposit, insurance annuity contracts, mutual funds, and U.S. government and agency obligations.

     The Company also has a qualified defined contribution profit sharing plan (with 401(k) provisions) covering substantially all employees. Matching and voluntary contributions under the plan are provided in amounts determined by the Company's Board of Directors. Total employer costs for this plan amounted to $254,000 in 1998, $255,000 in 1997, and $240,000 in 1996.

     The Company has two deferred compensation arrangements that defer a specified portion of the compensation of participating directors and eligible employees. As of December 31, 1998 and 1997, the Company had accrued $1,738,000 and $1,491,000, respectively, for its obligations under these two arrangements. The Company's expense was $247,000, $371,000, and $296,000 for 1998, 1997 and 1996, respectively.

     To assist in the funding of contingent preretirement benefits for eligible directors and eligible employees, the Company purchases corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the Company upon the death of the employee. The cash surrender value of these policies included in "Other Assets" in the consolidated balance sheets was $5,793,000 and $5,536,000 as of December 31, 1998 and 1997, respectively.

NOTE J - CONTINGENCIES AND COMMITMENTS

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

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

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

     Financial instruments exhibiting credit risk at December 31, 1998 and 1997 are as follows (amounts in thousands):

                                                   1998                  1997
                                               -------------         -------------
        Commitments to extend credit                $89,371               $89,856
        Standby letters of credit                     3,923                 4,490
                                               -------------         -------------

           Total                                    $93,294               $94,346
                                               -------------         -------------
                                               -------------         -------------

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

NOTE K - CONCENTRATIONS

     The majority of the Company's loans and commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area. Such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note E. The commitments to extend credit are primarily in the commercial and commercial real estate categories. The real estate lending area is the area of greatest concentration. This area, due to abundance of collateral, historically has not resulted in significant losses for the Company.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     INVESTMENT SECURITIES

     For securities, fair value equals quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

     COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN

     The estimated fair values of the Company's off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets and, therefore, are not included in the following schedule.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

     The estimated fair value of the Company's financial instruments at December 31 are as follows (amounts in thousands):

                                                              1998                              1997
                                                  ------------------------------    ----------------------------
                                                    Carrying       Estimated          Carrying       Estimated
                                                     amount        fair value          amount       fair value
                                                  ------------    --------------    -----------    --------------
       Financial assets:
          Cash and due from banks                      $89,982          $89,982          $79,579          $79,579
          Interest-bearing deposits                     14,221           14,221           17,052           17,052
          Federal funds sold                            15,700           15,700              250              250
          Investment securities
             available-for sale                        320,943          320,943          279,559          279,559
          Net loans                                    419,858          418,924          483,239          481,245
                                                       -------          -------          -------          -------
             Total financial assets                   $860,704         $859,770         $859,679         $857,685
                                                       -------          -------          -------          -------
                                                       -------          -------          -------          -------
       Financial liabilities:
          Deposits                                    $625,397         $626,429         $608,746         $607,940
          Securities sold under
             agreements to repurchase                   68,629           68,629           82,507           82,507
          Federal funds purchased                       44,257           44,257           34,845           34,845
          Other short-term borrowings                      ---              ---              500              500
          Long-term and other
             notes payable                              76,546           77,018           88,416           87,040
                                                       -------          -------          -------          -------
             Total financial liabilities              $814,829         $816,333         $815,014         $812,832
                                                       -------          -------          -------          -------
                                                       -------          -------          -------          -------

NOTE M - PARENT COMPANY ONLY FINANCIAL INFORMATION

     The assets of First Place consist primarily of the investment in the Subsidiary Banks. The principal source of First Place's cash revenues are dividends from the Subsidiary Banks. Federal and state banking laws and regulations limit the extent to which subsidiary banks can pay dividends. At December 31, 1998, the Subsidiary Banks had $49,424,000 of retained earnings, of which, $14,924,000 was available for distribution to First Place. Dividends from the Subsidiary Banks are the source of funds for the payment of dividends to First Place stockholders, payment of operating costs of First Place and repayment of debt incurred by First Place. To the extent that the cash needs exceed cash revenues, First Place would borrow funds or sell equity securities.

                   FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1998, 1997 and 1996

Condensed financial information of First Place at December 31 follows:

                                   BALANCE SHEETS

                                                                  (in thousands)
                                                                1998           1997
                                                              --------       --------
                                 ASSETS
Cash                                                          $ 5,179         $4,555
Investment in subsidiary banks                                 82,858         69,059
Investment in non-bank subsidiary                                 300            ---
Other assets                                                      620            504
                                                               ------         ------
Total assets                                                  $88,957        $74,118
                                                               ------         ------
                                                               ------         ------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                             $ 1,597        $ 1,591
Note payable                                                    9,500            ---
Other liabilities                                                 814            696
                                                               ------          -----
   Total liabilities                                           11,911          2,287
                                                               ------          -----
Stockholders' equity

   Common stock, no par value                                  14,837         14,364
   Additional paid-in-capital                                     731            406
   Accumulated other comprehensive income                       2,035          1,775
   Retained earnings                                           59,443         55,286
                                                               ------         ------
      Total stockholders' equity                               77,046         71,831
                                                               ------         ------
Total liabilities and stockholders' equity                    $88,957        $74,118
                                                               ------         ------
                                                               ------         ------

                                            STATEMENTS OF INCOME

                                                           (in thousands)
                                                   1998         1997         1996
                                                 --------     --------     --------
Net interest expense                             $   240      $  ---       $  ---
Administration expense                               537          70          346
                                                  ------       ------       ------
   Loss before equity in net income of
      subsidiary banks                              (777)        (70)        (346)

Equity in net income of subsidiary banks:
   Distributed                                     5,124       3,830        3,956
   Undistributed                                   3,541       5,329        6,055
Income tax credits                                   273           5          145
                                                  ------       ------       ------
Net income                                       $ 8,161      $9,094       $9,810
                                                  ------       ------       ------
                                                  ------       ------       ------

                    FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1998, 1997 and 1996

                                  STATEMENT OF CASH FLOWS

                                                                  (in thousands)
                                                          1998         1997        1996
                                                        --------     --------    --------
Cash flows from operating activities:
   Net income                                            $ 8,161     $ 9,094     $ 9,810
   Adjustments to reconcile net income to net
     cash flows from operating activities:
         Amortization of intangibles                           7           7           7
         Undistributed equity in subsidiary
            earnings                                      (3,541)     (5,329)     (6,055)
         Decrease (increase) in other assets                 (58)       (448)        133
         Increase in other liabilities                       118         664          19
                                                        --------     --------    --------
            Net cash flows from operating activities       4,687       3,988       3,914
                                                          ------      ------       -----
Cash flows from investing activities:
   Acquisition of subsidiaries                           (10,300)        ---         ---
   Purchase of property and equipment                        (67)        (18)        ---
                                                        --------     --------    --------
            Net cash flows from investing activities     (10,367)        (18)        ---
                                                        --------     --------    --------
Cash flows from financing activities:
   Proceeds from note payable                             10,000         ---         ---
   Payment of note payable                                  (500)        ---         ---
   Cash dividends paid                                    (3,995)     (3,695)     (3,540)
   Acquisition of treasury stock                             ---         ---        (345)
   Proceeds from sale and retirement of
      treasury stock                                         ---          ---        871
   Repurchase of common stock                               (188)         ---        ---
   Proceeds from issuance of common stock
                                                             987       1,011          87
                                                           ------     ------       -----
            Net cash from financing activities             6,304      (2,684)     (2,927)
                                                           ------     ------       -----

Net increase in cash and cash
   equivalents                                               624       1,286         987
Cash and cash equivalents at beginning
   of year                                                 4,555       3,269       2,282
                                                           ------     ------       -----
Cash and cash equivalents at end of year                 $ 5,179     $ 4,555     $ 3,269
                                                           ------     ------       -----
                                                           ------     ------       -----

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE N - COMMON STOCK AND STOCK OPTIONS

     Shares of common stock at December 31 consisted of the following:

                                              1998            1997            1996
                                           ----------      ----------      ----------
Issued:
   Balance at beginning of year             2,149,497       2,123,157       2,104,707
   Issuance of new common stock                20,875          26,340          18,450
                                            ----------       --------        ---------

   Balance at end of year                   2,170,372       2,149,497       2,123,157
                                            ----------       --------        ---------
                                            ----------       --------        ---------
Held as treasury stock:

   Balance at beginning of year                   ---             ---          13,371
   Shares acquired                                ---             ---           8,527
   Shares sold/retired                            ---             ---         (21,898)
                                            ----------       --------        ---------
   Balance at end of year                         ---             ---             ---
                                            ----------       --------        ---------
                                            ----------       --------        ---------

     In 1992, First Place adopted the First Place Financial Corporation Nonstatutory Stock Option Plan (the "Plan") covering key employees and directors. Under the Plan, 120,000 shares were reserved for issuance. Options for the Plan vest at 20% per year starting on the first anniversary date of the grant and unexercised options expire on the fifth anniversary of the vesting date. The Plan also includes stock appreciation rights
     (SARs) for key employees which are granted and exercisable in conjunction with the options. The Company recorded expense of $138,000, $362,000, and $364,000 during 1998, 1997 and 1996 for these SARs. The SAR liabilities of $916,000 and $1,189,000 are included in Other Liabilities at December 31, 1998 and 1997. During 1998 and 1997, 14,900 and 10,125 options, respectively, were exercised which had SARs.

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

     In 1997, First Place adopted the First Place Financial Corporation Third Nonqualified Stock Option Plan (the "Third Plan") for eligible directors and officers. The Third Plan will provide a means for First Place, through the grant of stock options, to attract and retain persons of ability and motivate these persons to exert their best efforts on behalf of the Company. Under the Third Plan, 100,000 shares were reserved for issuance. Each option granted shall vest at the rate of 33.33% per year starting on the first anniversary date of the grant and unexercised options expire on the fifth anniversary of the vesting date. Each option agreement shall specify the period for which the option is granted and shall provide that the option shall expire at the end of such period not to exceed eight years.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

     Stock option activity in the plans is summarized as follows:

                                                            1998                          1997
                                                ---------------------------   ---------------------------
                                                  Number of       Option        Number of       Option
                                                    shares         Price          shares         Price
                                                -------------   -----------   -------------   -----------
         Outstanding at beginning of year          142,705        $27-66          93,500         $27-45
            Granted                                 18,466         62-68          76,220          45-66
            Exercised/retired                      (31,325)        27-66         (27,015)         27-45
                                                   --------                      --------
         Outstanding at end of year                129,846        $27-68         142,705         $27-66
                                                   --------                      --------
                                                   --------                      --------
         Exercisable at end of year                 59,050        $27-66          58,560         $27-45
                                                   --------                      --------
                                                   --------                      --------

     The weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $158,000 for 1998, $502,000 for 1997 and $16,000 for 1996
     using Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                 Granted during
                                           ----------------------------------------------------------
                                                 1998                 1997                 1996
                                           ----------------     ----------------     ----------------
          Expected dividend yield                 3%                    3%                   4%
          Risk-free rate of return             4% - 6%                  6%                   6%
          Expected life                      5 to 8 years         5 to 8 years             5 years
          Expected volatility                    13%                   10%                   9%

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

                                                                  1998           1997
                                                                ----------     ----------
          Net income                        As reported           $8,161         $9,094
                                            Pro forma             $8,096         $9,079

          Diluted earnings per share        As reported            $3.73          $4.17
                                            Pro forma              $3.70          $4.16

     Pro forma net income reflects only options granted from 1995 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998, 1997 and 1996

NOTE O - CAPITAL REQUIREMENTS

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

     As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Subsidiary Banks' categories.

                        December 31, 1998, 1997 and 1996


     At December 31 the capital ratios were (dollars in thousands):

                                                                                       To be well
                                                                                   capitalized under
                                                       For capital                 prompt corrective
                             Actual                 adequacy purposes              action provisions
                     -----------------------     -------------------------      -------------------------
1998                   Amount        Ratio         Amount          Ratio          Amount          Ratio
                     ----------   ----------     ----------      ---------      ---------       ---------
Total capital (to risk weighted assets):
Consolidated           $80,567       15.33%   >     $42,037   >    8.00%     >              N/A
                                              -               -              -
FNBF                   $58,223       15.55%   >     $29,947   >    8.00%     >     $37,434   >     10.00%
                                              -               -              -               -
BNBD                   $13,748       12.90%   >     $ 8,523   >    8.00%     >     $10,654   >     10.00%
                                              -               -              -               -
WBG                    $ 4,659       12.28%   >     $ 3,036   >    8.00%     >     $ 3,795   >     10.00%
                                              -               -              -               -
CBA                    $ 9,790      115.83%   >     $   676   >    8.00%     >     $   845   >     10.00%
                                              -               -              -               -

Tier 1 capital (to risk weighted assets):
Consolidated           $74,061       14.09%   >    $21,018    >    4.00%     >               N/A
                                              -               -              -
FNBF                   $53,523       14.30%   >    $14,974    >    4.00%     >     $22,460    >     6.00%
                                              -               -              -                -
BNBD                   $12,407       11.65%   >    $ 4,262    >    4.00%     >     $ 6,392    >     6.00%
                                              -               -              -                -
WBG                    $ 4,188       11.04%   >    $ 1,518    >    4.00%     >     $ 2,277    >     6.00%
                                              -               -              -                -
CBA                    $ 9,770      115.59%   >    $   338    >    4.00%     >     $   507    >     6.00%
                                              -               -              -                -

Leverage ratio (Tier 1 capital to adjusted assets):
Consolidated           $74,061        8.17%   >    $36,248    >    4.00%     >               N/A
                                              -               -              -
FNBF                   $53,523        7.73%   >    $27,693    >    4.00%     >     $34,616    >     5.00%
                                              -               -              -                -
BNBD                   $12,407        8.33%   >    $ 5,960    >    4.00%     >     $ 7,450    >     5.00%
                                              -               -              -                -
WBG                    $ 4,188        6.66%   >    $ 2,514    >    4.00%     >     $ 3,143    >     5.00%
                                              -               -              -                -
CBA                    $ 9,770       86.79%   >    $   450    >    4.00%     >     $   562    >     5.00%
                                              -               -              -                -

                                                                                       To be well
                                                                                   capitalized under
                                                        For capital                prompt corrective
                             Actual                  adequacy purposes             action provisions
                     -----------------------      ------------------------      -------------------------
1997                   Amount        Ratio          Amount         Ratio          Amount          Ratio
                     ----------   ----------      ---------      ---------       --------       ---------
Total capital (to risk weighted assets):
Consolidated           $76,189       13.23%   >    $46,072    >     8.0%     >               N/A
                                              -               -              -
FNBF                   $55,997       13.25%   >    $33,810    >     8.0%     >     $42,263    >     10.0%
                                              -               -              -                -
BNBD                   $13,225       11.19%   >    $ 9,452    >     8.0%     >     $11,815    >     10.0%
                                              -               -              -                -
WBG                    $ 4,208       12.14%   >    $ 2,772    >     8.0%     >     $ 3,465    >     10.0%
                                              -               -              -                -

Tier 1 capital (to risk weighted assets):
Consolidated           $68,977       11.98%   >    $23,036    >     4.0%     >               N/A
                                              -               -              -
FNBF                   $50,703       12.00%   >    $16,905    >     4.0%     >     $25,358    >      6.0%
                                              -               -              -                -
BNBD                   $11,742        9.94%   >    $ 4,726    >     4.0%     >     $ 7,089    >      6.0%
                                              -               -              -                -
WBG                    $ 3,773       10.89%   >    $ 1,386    >     4.0%     >     $ 2,079    >      6.0%
                                              -               -              -                -

Leverage ratio (Tier 1 capital to adjusted assets):

Consolidated           $68,977        7.92%   >    $34,862    >     4.0%     >               N/A
                                              -               -              -
FNBF                   $50,703        7.57%   >    $26,798    >     4.0%     >     $33,498    >      5.0%
                                              -               -              -                -
BNBD                   $11,742        7.48%   >    $ 6,281    >     4.0%     >     $ 7,852    >      5.0%
                                              -               -              -                -
WBG                    $ 3,773        7.32%   >    $ 2,061    >     4.0%     >     $ 2,576    >      5.0%
                                              -               -              -                -

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Place Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Place Financial Corporation and subsidiaries (the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                (signed) KPMG LLP


Albuquerque, New Mexico
January 22, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                PAGE NO.
-----------                       -----------                --------
   3(1)          Articles of Incorporation of Registrant            *

   3(ii)         Bylaws of Registrant                               *

   21            Subsidiaries of First Place                       **

   23.1          Consent of KPMG LLP                               62

   23.2          Consent of KPMG LLP                               63

   27            Financial Data Schedule                           64



-------------
* Incorporated by reference from Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310

** Incorporated by reference from Item 1, Part I under the caption "Business of the Company" of this Form 10-K.