Form 10-Q
period 1999-03-31
FIRST PLACE FINANCIAL CORP
filed 1999-05-13
CIK 740728

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-25956

                      FIRST PLACE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Mexico                                        85-0317365
-------------------------------                        -------------------
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

            YES  X                    NO
               -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
          Class                                            April 28, 1999
---------------------------                                --------------
Common shares, no par value                                   2,170,397


                       FIRST PLACE FINANCIAL CORPORATION

                                 FORM 10Q

                                  INDEX

                                                                                     PAGE
PART I.  FINANCIAL INFORMATION                                                      NUMBER
------------------------------                                                      ------
Item 1.  Financial Statements:
         Consolidated Balance Sheets at March 31, 1999,
           December 31, 1998 and March 31, 1998                                        3

         Consolidated Statements of Income for the three months ended
           March 31, 1999 and 1998                                                     4

         Consolidated Statements of Changes in Stockholders' Equity for
           the three months ended March 31, 1999 and 1998 and
           year-ended December 31, 1998                                                5

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998                                                     7

         Notes to the Consolidated Financial Statements                                9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   16

Part II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K                                             17

SIGNATURES                                                                            18
----------


              FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              (in thousands)
                                                               -------------------------------------------
                                                                 March 31,     December 31,     March 31,
                                                                  1999            1998            1998
                             ASSETS                            (Unaudited)                     (Unaudited)
                                                               -----------     -----------     -----------
Cash and due from banks                                        $  66,482         $ 89,982        $122,849
Interest-bearing deposits in banks                                 5,766           14,221          24,793
Federal funds sold                                                39,605           15,700           2,090
                                                               ---------         --------        --------
  Total cash and cash equivalents                                111,853          119,903         149,732
                                                               ---------         --------        --------

Investment securities:
  Available for sale (at market value)                           339,544          320,943         269,909
                                                               ---------         --------        --------

Loans                                                            438,783          429,665         478,331
Allowance for loan losses                                         (9,354)          (9,807)         (9,169)
                                                               ---------         --------        --------
  Total net loans                                                429,429          419,858         469,162
                                                               ---------         --------        --------

Bank premises and equipment, net                                  20,934           20,679          19,106
Other real estate owned                                              788              811           1,330
Other assets                                                      20,474           19,853          18,602
                                                               ---------         --------        --------
Total assets                                                   $ 923,022         $902,047        $927,841
                                                               ---------         --------        --------
                                                               ---------         --------        --------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                          $ 143,116         $144,214        $144,760
  Interest-bearing transaction accounts                          138,869          110,604         118,424
  Savings and money market accounts                              114,352          109,453         110,704
  Time certificates, $100,000 and over                           144,110          149,500         146,569
  Other time certificates                                        108,317          111,626         107,855
                                                               ---------         --------        --------
      Total deposits                                             648,764          625,397         628,312

Securities sold under agreements to repurchase                    74,745           68,629          70,824
Federal funds purchased                                           37,625           44,257          56,814
Federal Home Loan Banks and other notes payable                   72,888           76,546          90,359
Other liabilities                                                 10,653           10,172           8,431
                                                               ---------         --------        --------
  Total liabilities                                              844,675          825,001         854,740
                                                               ---------         --------        --------

Stockholder's equity:
  Common stock, no par value.
  Authorized shares - 5,000,000;
     issued and outstanding shares - 2,170,397 at 3/31/99;
     2,170,372 at 12/31/98; 2,159,422 at 3/31/98                  14,838           14,837          14,519
  Additional paid-in capital                                         731              731             587
  Accumulated other comprehensive income                           1,126            2,035           1,833
  Retained earnings                                               61,652           59,443          56,162
                                                               ---------         --------        --------
      Total stockholders' equity                                  78,347           77,046          73,101
                                                               ---------         --------        --------
Total liabilities and stockholders' equity                     $ 923,022         $902,047        $927,841
                                                               ---------         --------        --------
                                                               ---------         --------        --------

See notes to consolidated financial statements

                 FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                               (in thousands, except per share data)
                                                               -------------------------------------
                                                                         Three Months Ended
                                                                               March 31,
                                                               -------------------------------------
                                                                    1999                  1998
                                                               ----------------    ----------------
Interest income:
  Loans, including fees                                            $  9,784        $ 11,623
  Investment securities:
    Taxable                                                           3,765           3,245
    Tax-exempt                                                          879             775
  Interest-bearing deposits                                              99             242
  Federal funds sold                                                    312              68
                                                                   --------        --------
    Total interest income                                            14,839          15,953
                                                                   --------        --------

Interest expense:
  Time deposits $100,000 and over                                     1,935           2,255
  Other deposits                                                      2,892           3,490
  Short-term borrowings                                               1,222           1,457
  Other borrowings                                                    1,135           1,301
                                                                   --------        --------
    Total interest expense                                            7,184           8,503
                                                                   --------        --------
Net interest income                                                   7,655           7,450
Provision for loan losses                                              (609)            565
                                                                   --------        --------
Net interest income after provision for loan losses                   8,264           6,885
                                                                   --------        --------

Other income:
  Service charges on deposit accounts                                   803             675
  Other service charges and fees                                        473             340
  Investment securities gains                                            --               3
  Other operating income                                                220             110
                                                                   --------        --------
    Total other income                                                1,496           1,128
                                                                   --------        --------

Other expense:
  Salaries and employee benefits                                      3,376           3,187
  Occupancy expenses, net                                               561             512
  Other operating expenses                                            1,972           2,105
                                                                   --------        --------
    Total other expenses                                              5,909           5,804
                                                                   --------        --------
Income before income taxes                                            3,851           2,209
Income taxes                                                            830             524
                                                                   --------        --------
Net Income                                                         $  3,021        $  1,685
                                                                   --------        --------
                                                                   --------        --------

Earnings per common share:
   Basic                                                           $   1.39        $   0.78
   Diluted                                                         $   1.38        $   0.77


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               (in thousands)
                                                              ------------------------------------------------
                                                                              Three Months Ended
                                                                                   March 31,
                                                              ------------------------------------------------
                                                                     1999                           1998
                                                              --------------------        --------------------
Retained earnings:
   Balance at beginning of year                               $ 59,443                    $ 55,286
   Net income                                                    3,021    $ 3,021            1,685     $ 1,685
   Cash dividends declared                                        (812)                       (809)
                                                              --------                    --------
   Balance at end of period                                     61,652                      56,162
                                                              --------                    --------
Accumulated other comprehensive income:
   Balance at beginning of year                                  2,035                       1,775
   Unrealized gains (losses) on securities
     net of reclassification adjustment (see disclosure)          (909)      (909)              58          58
                                                                          -------                      -------
   Comprehensive income                                                   $ 2,112                      $ 1,743
                                                                          -------                      -------
                                                                          -------                      -------
                                                              --------                    --------
   Balance at end of period                                      1,126                       1,833
                                                              --------                    --------
Common stock:
   Balance at beginning of year                                 14,837                      14,364
   Issuance of new common stock                                      1                         343
   Retirement of common stock                                       --                        (188)
                                                              --------                    --------
   Balance at end of period                                     14,838                      14,519
                                                              --------                    --------
Additional paid-in capital:
   Balance at beginning of year                                    731                         406
   Additions related to sale of common stock                        --                         181
                                                              --------                    --------
Balance at end of period                                           731                         587
                                                              --------                    --------
Total stockholders' equity                                    $ 78,347                    $ 73,101
                                                              --------                    --------
                                                              --------                    --------

Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during period                $  (909)                     $    55
   Less:  reclassification adjustment for gains
      included in net income                                                   --                           --
   Plus:  reclassification adjustment for losses
      included in net income                                                   --                            3
                                                                          -------                      -------
   Net unrealized gains (losses) on securities                            $  (909)                     $    58
                                                                          -------                      -------
                                                                          -------                      -------


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         Year Ended December 31, 1998

                                                                  (in thousands)
                                                                -------------------
                                                                       1998
                                                                -------------------
Retained earnings:
   Balance at beginning of year                                 $55,286
   Net income                                                     8,161    $ 8,161
   Cash dividends declared                                       (4,004)
                                                                -------
   Balance at end of period                                      59,443
                                                                -------

Accumulated other comphrensive income:
   Balance at beginning of year                                  1,775
   Unrealized gains on securities
       net of reclassification adjustment                          260        260
                                                                          -------
   Comprehensive income                                                   $ 8,421
                                                                          -------
                                                                          -------
                                                                -------
   Balance at end of period                                       2,035
                                                                -------

Common stock:
   Balance at beginning of year                                  14,363
   Issuance of new common stock                                     662
   Retirement of common stock                                      (188)
                                                                -------
   Balance at end of period                                      14,837
                                                                -------

Additional paid-in capital:
   Balance at beginning of year                                     406
   Additions related to sale of common stock                        325
                                                                -------
Balance at end of period                                            731
                                                                -------
Total stockholders' equity                                      $77,046
                                                                -------
                                                                -------

Disclosure of reclassification amount:
   Unrealized holding gains arising during period                         $   316
   Less:  reclassification adjustment for gains
      included in net income                                                   56
   Plus:  reclassification adjustment for losses
      included in net income                                                   --
                                                                          -------
   Net unrealized gains on securities                                     $   260
                                                                          -------
                                                                          -------


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            (in thousands)
                                                                                          Three Months Ended
                                                                                               March 31
                                                                                      --------------------------
                                                                                        1999              1998
                                                                                      ---------        ---------
Cash flow from operating activities:
    Net income                                                                        $   3,021        $   1,685
    Adjustments to reconcile net income to net cash provided by operations:
        Amortization                                                                         70              (80)
        Depreciation                                                                        539              411
        Provision for loan losses                                                          (609)             565
        Net (increase) decrease in other assets                                            (107)             844
        Net increase (decrease) in other liabilities                                      1,277           (1,748)
        Gain on sale of property, plant and equipment                                        (1)              --
        Gain on sale of other real estate                                                    --               (7)
        Writedown of other real estate                                                       --               50
        Gain on sale of available-for-sale securities                                        --               (3)
                                                                                      ---------        ---------
        Net cash from operating activities                                                4,190            1,717
                                                                                      ---------        ---------
Cash flows from investing activities:
     Proceeds from sales of available-for-sale securities                                    --            1,000
     Proceeds from maturities of available-for-sale securities                           22,969           20,725
     Purchases of available-for-sale securities                                         (43,065)         (11,874)
     Net (increase) decrease in loans                                                    (8,963)          13,246
     Proceeds from the sale of bank premises and equipment                                    1               35
     Proceeds from sale of other real estate                                                 24               12
     Purchase of bank premises and equipment                                               (794)          (2,041)
                                                                                      ---------        ---------
     Net cash from investing activities                                                 (29,828)          21,103
                                                                                      ---------        ---------

Cash flows from financing activities:
     Net increase in deposit accounts                                                    32,066           30,536
     Net decrease in certificates of deposit                                             (8,699)         (10,969)
     Net increase (decrease) in securities sold under agreements to repurchase            6,116          (11,683)
     Net increase (decrease) in federal funds purchased                                  (6,632)          21,469
     Proceeds from Federal Home Loan Bank advances                                           --            3,037
     Payments on Federal Home Loan Bank advances                                         (2,040)          (1,984)
     Net increase (decrease) in other notes payable                                      (1,618)             890
     Cash dividends paid                                                                 (1,606)          (1,601)
     Proceeds from issuance of common stock                                                   1              336
                                                                                      ---------        ---------
     Net cash from financing activities                                                  17,588           30,031
                                                                                      ---------        ---------
Net increase (decrease)  in cash and cash equivalents                                    (8,050)          52,851
Cash and cash equivalents at beginning of period                                        119,903           96,881
                                                                                      ---------        ---------
Cash and cash equivalents at end of period                                            $ 111,853        $ 149,732
                                                                                      ---------        ---------
                                                                                      ---------        ---------


See notes to consolidated financial statements

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Interest                                                                         $  7,335         $   8,522
  Non-cash assets acquired through foreclosure                                        $     --         $     266


See notes to consolidated financial statements

             FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements for March 31, 1999 and March 31, 1998, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") computations:

                                          Basic and Diluted EPS
                                  (in thousands, except per share data)

At March 31                                 1999                                      1998
                        -----------------------------------------    -----------------------------------------
                          Income           Shares       Per-Share      Income         Shares         Per-Share
                        (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                        -----------    -------------    ---------    -----------    -------------    ---------
Basic EPS:
Income available to
  common stockholders       $3,021       2,170,378       $1.39          $1,685         2,156,841        $.78
                                                         -----                                          ----
                                                         -----                                          ----
Effect of dilutive
  securities-options            --          18,837                          --            37,416
                            ------       ---------                      ------         ---------
Diluted EPS:
Income available to
  common stockholders       $3,021       2,189,215       $1.38          $1,685         2,194,257        $.77
                            ------       ---------       -----          ------         ---------        ----
                            ------       ---------       -----          ------         ---------        ----


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

This management discussion and analysis of financial condition should be read in conjunction with the consolidated financial statements and accompanying notes and Form 10-K for the year-ended December 31, 1998.

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not expect" and "are expected to", or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should not place undue expectations on any forward-looking statements. Such statements are only as of the date made and will not necessarily be updated after the date of such statements.

Various factors such as, national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect First Place Financial Corporation and its subsidiaries' financial performance and could cause actual results for future periods to differ from those anticipated.

OVERVIEW

First Place Financial Corporation ("First Place") its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), Western Bank, Gallup, New Mexico ("WBG") and Capital Bank, Albuquerque, New Mexico ("CBA") (collectively, the "Subsidiary Banks") and its non-bank subsidiary, FPFC Management, LLC ("LLC") on a consolidated basis are the "Company". The Company recorded, for the first three months of 1999, net income of $3,021,000, compared to net income of $1,685,000 for the first three months of 1998. Basic and diluted EPS were $1.39 and $1.38, respectively, for the three months ended March 31, 1999 compared to $.78 and $.77, respectively, for the same period a year ago. The net income for the first three months of 1999 increased $1,336,000 from net income reported for the first three months of 1998 due to the net result of the $1,174,000 pre-tax decrease in the provision for loan losses, $205,000 increase in net interest income and $368,000 increase in non-interest income offset by an increase of $105,000 in non-interest expense and an increase of $306,000 in taxes. First quarter 1999 net income included a $183,000 loss at CBA which opened in October, 1998.

On an annualized basis, the return on average assets for the first three months of 1999 was 1.35 percent and the return on average assets for the first three months of 1998 was .77 percent. On an annualized basis, the return on average equity for the three months of 1999 was 15.76 percent compared to 9.38 percent for the same period a year ago. For the year ended December 31, 1998, the return on average assets and the return on average equity were .90 percent and 10.96 percent, respectively.

NET INTEREST INCOME AND MARGIN

Interest income for the quarter ended March 31, 1999, was $14,839,000, a 7.0 percent decrease from the $15,953,000 recorded for the first quarter of 1998. Total interest earning assets averaged $803,277,000 for the first quarter 1999, an increase of $13,349,000 from average earning assets of $789,928,000 for the quarter ended March 31, 1998. This increase was due to the $52,901,000 or 19.0 percent increase in average securities and an increase in average federal funds sold of $20,593,000 offset by decreases of $50,949,000 or 10.4 percent in average loans and $9,197,000 in average interest-bearing deposits in banks. The average yield on earning assets for the first quarter of 1999 was 7.77 percent, compared to 8.44 percent for the like period a year ago.

Interest expense for the quarter ended March 31, 1999, was $7,184,000 a 15.5 percent decrease compared to $8,503,000 for the quarter ended March 31, 1998. Average interest-bearing liabilities were $683,187,000 for the first quarter of 1999, a slight decrease from the average interest-bearing liabilities of $689,099,000 for the first quarter of 1998. The average rate paid on these liabilities for the first quarter of 1999 was 4.26 percent compared to 5.00 percent paid for the same period a year ago.

Net interest income increased $205,000 for the first three months of 1999 compared to the first three months of 1998. This increase was primarily due to diligent efforts to reduce the Company's cost of funds. Net interest margin, on a fully tax-equivalent basis, which is tax-equivalent net interest income expressed as a percent of total average earning assets for the first quarter of 1999, was 4.14 percent, up from 4.07 percent a year ago. Average interest-bearing liabilities were 85.0 percent of average earning assets for the first quarter of 1999, compared to 87.2 percent for the same period a year ago.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses for the first quarter of 1999 was ($609,000) a decrease of $1,174,000 from the same period last year. FNBF recorded an $800,000 reverse provision for loan losses during the first quarter of 1999. The reverse provision was mainly due to a reduction in adversely classified commercial and commercial real estate loans at FNBF.

OTHER INCOME

The Company recorded other income of $1,496,000 for the first three months of 1999, up $368,000 from the $1,128,000 recorded in the first three months of 1998. This increase was primarily in account analysis fees, overdraft fees, ATM fees and an increase in other operating income due to increased cash value of life insurance.

OTHER EXPENSES

Other expenses for the three months ended March 31, 1999 were $5,909,000, up $105,000 from the $5,804,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $189,000, data processing expenses of $102,000, occupancy of $49,000 offset by decreases in supplies of $93,000 and other real estate owned expenses of $63,000. Salaries and benefits for CBA was $226,000 for the first quarter of 1999.

INCOME TAXES

The income tax expense for the first three months of 1999 was $830,000, up $306,000 from the $524,000 recorded for the first quarter of 1998. The effective tax rates for the first quarter of 1999 and 1998 were 22 percent and 24 percent, respectively.

BALANCE SHEET REVIEW

Average total assets were $906,611,000 for the first three months of 1999 compared to $890,816,000 for the first three months of 1998. Period-end assets were $923,022,000, $902,047,000 and $927,841,000 at March 31, 1999,
December 31, 1998, and March 31, 1998, respectively.

Cash and due from banks at March 31, 1999 was $66,482,000 compared to $122,849,000 reported for the same period a year ago. This decrease of $56,367,000 was primarily in due from bank balances which decreased $38,849,000 from March 31, 1998 to March 31, 1999. The due from bank balances were unusually high as of March 31, 1998. The average cash and due from banks during the first quarter of 1999 was $71,988,000 compared to $72,737,000 average during the first quarter of 1998 and $71,848,000 average for the year ended December 31, 1998.

Available-for-sale securities at March 31, 1999 were $339,544,000 an increase of $69,635,000 from $269,909,000 reported for March 31, 1998. This 25.8 percent increase was partially due to the availability of funds resulting from a decrease in loan demand.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks, decreased from $24,793,000 at March 31, 1998 to $5,766,000 at March 31, 1999. The Company deposits excess funds into Federal Home Loan Banks in lieu of selling the funds in the federal funds market. Federal funds sold increased from $2,090,000 at March 31, 1998 to $39,605,000 at March 31, 1999. CBA had $5,130,000 in federal funds sold at March 31, 1999.

Loans decreased $39,548,000 to $438,783,000 at March 31, 1999, from
$478,331,000 at March 31, 1998. All categories of loans decreased from March 31, 1998 to March 31, 1999. Loans at March 31, 1999, increased $9,118,000 from December 31, 1998. This increase was primarily in the commercial and commercial real estate categories and was offset somewhat by a decrease in the real estate construction category. Management is encouraged by the recent level of loan demand at CBA. CBA's lending staff is currently working on finalizing $20,000,000 of various loan transactions and management estimates the majority of these loan requests will eventually be funded. As of March 31, 1999, CBA had $8,974,000 in outstanding loans.

Total deposits of $648,764,000 at March 31, 1999, increased $23,367,000 and $20,452,000 from December 31, 1998 and March 31, 1998, respectively. CBA had $9,197,000 in total deposits at March 31, 1999. Interest-bearing transaction accounts of $138,869,000 at March 31, 1999, increased $28,265,000 and
$20,445,000 from the December 31, 1998 and March 31, 1998 balances, respectively. These increases were primarily in public deposit balances.

Securities sold under agreements to repurchase as of March 31, 1999, were $74,745,000 compared to $68,629,000 as of December 31, 1998 and $70,824,000
as of March 31, 1998. Federal funds purchased were $37,625,000 as of March 31, 1999, compared to $44,257,000 as of December 31, 1998, and $56,814,000 as
of March 31, 1998.

Federal Home Loan Bank ("FHLB") advances and other notes payable were $72,888,000 as of March 31, 1999, compared to $76,546,000 as of December 31,
1998, and $90,359,000 at March 31, 1998. The $17,471,000 decrease from March
31, 1998 compared to March 31, 1999 was due to payments on FHLB advances. No FHLB advances were taken during the first quarter of 1999.

ASSET QUALITY

Nonperforming loans and other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                                        (in thousands)
                                                             ----------------------------------------------
                                                             March 31,        December 31,        March 31,
                                                               1999               1998              1998
                                                             ---------        ------------        ---------
Nonaccrual loans                                             $  6,156           $ 4,336           $  5,492

Accruing loans past due 90 days or more                           661               893              2,677

Restructured loans (in compliance with modified terms)          3,075             3,082              3,107

OREO and other foreclosed assets                                  890               898              1,570
                                                             --------           -------           --------
Total nonperforming assets                                   $ 10,782           $ 9,209           $ 12,846
                                                             --------           -------           --------
                                                             --------           -------           --------


The $1,820,000 increase from December 31, 1998 to March 31, 1999 in nonaccrual loans was primarily in real estate related loans.

Management identified $2,432,000 of potential problem loans as of March 31, 1999. This is primarily related to two large customer relationships. Potential problem loans are performing loans that management had doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due and are accruing interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                                            March 31,     December 31,       March 31,
                                                              1999            1998             1998
                                                            ---------     ------------       ---------
Beginning balance                                           $ 9,807          $ 8,722          $ 8,722
  Provision charged to expense                                 (609)           2,045              565
  Recoveries on loans previously charged-off                    425              857              306
  Loans charged-off                                            (269)          (1,817)            (424)
                                                            -------          -------          -------
Balance                                                     $ 9,354          $ 9,807          $ 9,169
                                                            -------          -------          -------
                                                            -------          -------          -------


The Company considered the allowance for loan losses at March 31, 1999, to be adequate to absorb known risks in the loan portfolio. Year-to-date loan charge-offs were .06 percent of loans outstanding at March 31, 1999, compared to .09 percent at March 31, 1998. Year-to-date loan recoveries at March 31, 1999 were $156,000 greater than March 31, 1999 year-to-date charge-offs primarily due to one large commercial loan recovery.

LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits generated from the Company's branches, the disciplined use of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has increased its federal funds lines of credit by $27,700,000 from a year ago bringing the total of such lines to $105,700,000 as of March 31, 1999. The ratio of loans to deposits, which is a measure of liquidity, was 67.6 percent at March 31, 1999 compared to 68.7 percent and 76.1 percent at December 31, 1998, and March 31, 1998, respectively.

While the above-mentioned sources of liquidity are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend upon future economic and market conditions.

ASSET/LIABILITY MANAGEMENT

The Company's Asset Liability Management Committee ("ALCO") is responsible for the identification, assessment and management of the liquidity and interest rate risk of the respective subsidiary banks. The ALCO has focused on maintaining acceptable liquidity levels and maintaining a position of minimal interest rate risk exposure with an emphasis on deposit gathering, nondeposit options and taking advantage of lending opportunities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of March 31, 1999. The Company's risk-based capital ratios at March 31, 1999, were:

      Tier 1 capital (regulatory minimum = 4.00% or above) was 14.10 percent compared to 14.09 percent at year end.

      Total capital (regulatory minimum = 8.00% or above) was 15.33 percent compared to 15.33 percent at year end.

      Leverage ratio (regulatory minimum = 4.00% or above) was 8.44 percent compared to 8.17 percent at year end.

Stockholders' equity increased 7.2 percent to $78,347,000 from a year ago and was up $1,301,000 from year-end 1998. This growth was primarily due to earnings retention. The ratio of stockholders' equity to total assets was
8.49 percent at March 31, 1999, compared to 8.54 percent and 7.88 percent at December 31, 1998, and March 31, 1998, respectively.

YEAR 2000 COMPLIANCE PLAN

The Company is actively engaged in resolving the issues involved with the year 2000 challenge. In 1998, a team was formed to identify the scope of the project and address the various issues. As of December 31, 1998, the Company had substantially completed the remediation and testing of its mission critical systems. Of 16 mission critical systems, 15 have been upgraded for year 2000 compliance and have been successfully tested. The remaining mission critical system is scheduled to be upgraded and tested by June 1999. Additionally, 100 percent of all non-mission critical systems have been upgraded, and the majority of these have also been successfully tested. Upgrade and testing of all systems is expected to be completed by June 1999.

The Company has identified and assessed all non-computer related systems as well. These systems include elevators, vault doors, security, physical plant systems such as heating and cooling, electronic access, and sprinkler systems. All are currently year 2000 compliant.

The Company has assessed the year 2000 compliance status of its third party service providers. It is the opinion of management that all third party vendors with which the Company has a material relationship have allocated sufficient resources and manpower to the year 2000 project. Furthermore, the Company has continued to reevaluate these third party service providers through the independent review of each in accordance with guidelines published by industry regulatory agencies.

The estimated cost for the Company's year 2000 project is not expected to be material (approximately $200,000 for 1999 and $100,000 for 2000). The completion dates and costs are based on management's current best estimates.

The Company has also assessed the scope of the year 2000 issue in regard to major customers and has developed contingency plans which address the potential credit and liquidity risks involved. As is the case with all financial institutions, if the Company's customers fail to address the year 2000 compliance problems within their own industries or lose confidence in the financial industry as a whole, the Company could be materially adversely affected.

It is management's belief that the greatest risk lies in the area of cash availability and liquidity. The Company's contingency plans include expanding sources of funds, increasing cash availability, and maintaining a reasonably liquid portfolio.

The Company has developed detailed contingency plans for all mission critical applications. Contingency plans are focused on two areas: (1) providing uninterrupted service to our customers in the event a system malfunctions and
(2) restoring or replacing the system.

The worst case scenario for providing uninterrupted service to customers would include the loss of power to individual branch locations. Management will not open branch locations if there is inadequate security due to lack of power. Based on published reports, the worst case scenario would be a four hour power outage. If there is electrical power, all other services could be provided using manual operating procedures.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1998.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 3 (i).   Articles of Incorporation of Registrant*
              Exhibit 3 (ii).  Bylaws of Registrant*
              Exhibit 27.      Financial Data Schedule

         (b)  Reports on Form 8-K

              (1) Report dated January 28, 1999, regarding the Company's results for the year ended December 31, 1998, and reporting the quarterly dividend payable February 1, 1999.

              (2) Report dated April 23, 1999 regarding the press release announcing first quarter 1999 earnings and the quarterly dividend payable May 3, 1999.

              (3) Report dated May 3, 1999 regarding the first quarter 1999 shareholder letter.




-------------------------

* Incorporated by reference from Exhibits to the Registrant's Registration Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST PLACE FINANCIAL CORPORATION
                                       ---------------------------------
                                                  (Registrant)


Date: May 10, 1999                     /s/ James D. Rose
      ---------------------            ---------------------------------
                                       James D. Rose
                                       President and Chief Operating Officer