Form 10-Q
period 1999-06-30
FIRST PLACE FINANCIAL CORP
filed 1999-08-13
CIK 740728

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                         Commission file number 0-25956

                        FIRST PLACE FINANCIAL CORPORATION
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Mexico                                    85-0317365
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S) Employer
incorporation or organization)                      Identification No.

                                100 East Broadway
                          Farmington, New Mexico 87401
           ---------------------------------------------------------
        (Address, including ZIP Code, or registrant's executive offices)

                                 (505) 324-9500
                -----------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



           YES   X                          NO
                ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
       Class                                                   July 29, 1999
---------------------                                          -------------
Common shares, no par value                                      2,208,196

================================================================================

                        FIRST PLACE FINANCIAL CORPORATION

                                    FORM 10Q

                                     INDEX

                                                                                        PAGE
PART I.   FINANCIAL INFORMATION                                                        NUMBER
-------------------------------                                                        ------
Item 1.           Financial Statements:
                  Consolidated Balance Sheets at June 30, 1999,
                    December 31, 1998 and June 30, 1998                                 3

                  Consolidated Statements of Income for the three months ended
                    June 30, 1999 and 1998 and the six months ended June 30,
                    1999 and June 30, 1998                                              4

                  Consolidated Statements of Changes in Stockholders' Equity
                    for the six months ended June 30, 1999 and 1998 and
                    year-ended December 31, 1998                                        5

                  Consolidated Statements of Cash Flows for the six months ended
                    June 30, 1999 and 1998                                              7

                  Notes to the Consolidated Financial Statements                        9

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                      10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk           17

PART II.  OTHER INFORMATION
---------------------------
Item 4.           Submission of Matters to Vote of Security Holders                    18

Item 6.           Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                             19
----------

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (in thousands)
                                                                     -------------------------------------------------
                                                                       June 30,         December 31,          June 30,
                                                                         1999               1998                1998
                                                                     (Unaudited)                            (Unaudited)
                                                                     -----------         -----------        -----------
            ASSETS

Cash and due from banks                                              $  69,843           $  89,982           $  75,861
Interest-bearing deposits in banks                                       4,781              14,221              58,922
Federal funds sold                                                       7,401              15,700              23,250
                                                                     -----------         -----------        -----------
  Total cash and cash equivalents                                       82,025             119,903             158,033
                                                                     -----------         -----------        -----------
Investment securities:
  Available-for-sale (at market value)                                 325,309             320,943             291,965
                                                                     -----------         -----------        -----------

Loans                                                                  432,680             429,665             456,548
Allowance for loan losses                                               (9,354)             (9,807)             (9,629)
                                                                     -----------         -----------        -----------
  Total net loans                                                      423,326             419,858             446,919
                                                                     -----------         -----------        -----------

Bank premises and equipment, net                                        20,952              20,679              19,400
Other real estate owned                                                    924                 811               1,276
Other assets                                                            22,170              19,853              17,992
                                                                     -----------         -----------        -----------
Total assets                                                         $ 874,706           $ 902,047           $ 935,585
                                                                     -----------         -----------        -----------
                                                                     -----------         -----------        -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                                $ 141,629           $ 144,214           $ 136,536
  Interest-bearing transaction accounts                                128,127             110,604             124,346
  Savings and money market accounts                                    106,994             109,453             104,479
  Time certificates, $100,000 and over                                 131,877             149,500             142,421
  Other time certificates                                              104,885             111,626             109,873
                                                                     -----------         -----------        -----------
      Total deposits                                                   613,512             625,397             617,655

Securities sold under agreements to repurchase                          76,681              68,629              74,690
Federal funds purchased                                                 29,385              44,257              65,739
Federal Home Loan Banks and other notes payable                         67,295              76,546              94,381
Other liabilities                                                       11,261              10,172               8,933
                                                                     -----------         -----------        -----------
  Total liabilities                                                    798,134             825,001             861,398
                                                                     -----------         -----------        -----------

Stockholder's equity:
  Common stock, no par value
  Authorized shares - 5,000,000;
    issued and outstanding shares - 2,170,422 at 6/30/99;
    2,170,372 at 12/31/98; 2,159,522 at 6/30/98                         14,839              14,837              14,523
  Additional paid-in capital                                               731                 731                 588
  Accumulated other comprehensive income                                (2,245)              2,035               1,452
  Retained earnings                                                     63,247              59,443              57,624
                                                                     -----------         -----------        -----------
      Total stockholders' equity                                        76,572              77,046              74,187
                                                                     -----------         -----------        -----------
Total liabilities and stockholders' equity                           $ 874,706           $ 902,047           $ 935,585
                                                                     -----------         -----------        -----------
                                                                     -----------         -----------        -----------

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            (in thousands, except per share)
                                                             ---------------------------------------------------------------
                                                                 Three Months Ended                   Six Months End
                                                                      June 30,                            June 30,
                                                             --------------------------         ----------------------------
                                                               1999              1998             1999               1998
                                                             --------          --------         ---------           --------
Interest income:
  Loans, including fees                                      $ 10,068          $ 11,623          $ 19,852           $ 23,246
  Investment securities:
    Taxable                                                     3,849             3,249             7,614              6,494
    Tax-exempt                                                    894               773             1,773              1,548
  Interest-bearing deposits                                        72               731               171                973
  Federal funds sold                                              163               304               475                372
                                                             --------          --------         ---------           --------
    Total interest income                                      15,046            16,680            29,885             32,633
                                                             --------          --------         ---------           --------

Interest expense:
  Time deposits $100,000 and over                               1,754             2,115             3,689              4,370
  Other deposits                                                2,861             3,632             5,753              7,122
  Short-term borrowings                                         1,266             1,762             2,488              3,219
  Other borrowings                                              1,057             1,347             2,192              2,648
                                                             --------          --------         ---------           --------
    Total interest expense                                      6,938             8,856            14,122             17,359
                                                             --------          --------         ---------           --------

Net interest income                                             8,108             7,824            15,763             15,274
Provision for loan losses                                         120               570              (489)             1,135
                                                             --------          --------         ---------           --------

Net interest income after provision for loan losses             7,988             7,254            16,252             14,139
                                                             --------          --------         ---------           --------

Other income:
  Service charges on deposit accounts                             897               688             1,700              1,363
  Other service charges and fees                                  419               350               892                690
  Gains on sale of other real estate owned                        316                11               316                 19
  Investment securities gains                                       4             - - -                 4                  3
  Other operating income                                           28               103               248                205
                                                             --------          --------         ---------           --------
    Total other income                                          1,664             1,152             3,160              2,280
                                                             --------          --------         ---------           --------

Other expense:
  Salaries and employee benefits                                3,532             2,858             6,908              6,045
  Occupancy expenses, net                                         548               526             1,109              1,038
  Other operating expenses                                      2,200             2,166             4,172              4,271
                                                             --------          --------         ---------           --------
    Total other expenses                                        6,280             5,550            12,189             11,354
                                                             --------          --------         ---------           --------

Income before income taxes                                      3,372             2,856             7,223              5,065
Income taxes                                                      974               596             1,804              1,120
                                                             --------          --------         ---------           --------

Net Income                                                   $  2,398          $  2,260          $  5,419           $  3,945
                                                             --------          --------         ---------           --------
                                                             --------          --------         ---------           --------
Earnings per common share:
   Basic                                                     $   1.10          $   1.05          $   2.50           $   1.83
   Diluted                                                   $   1.09          $   1.03          $   2.47           $   1.80


See notes to consolidated financial statements

                    FIRST PLACE FINANCIAL CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Unaudited)

                                                                                       (in thousands)
                                                           ----------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           June 30,
                                                            ---------------------------------------------------------------------
                                                                       1999                                       1998
                                                            ---------------------------                --------------------------
Retained earnings:
   Balance at beginning of year                             $ 59,443                                   $ 55,286
   Net income                                                  5,419            $ 5,419                   3,945           $ 3,945
   Cash dividends declared                                    (1,615)                                    (1,607)
                                                             -------                                    -------
   Balance at end of period                                   63,247                                     57,624
                                                             -------                                    -------
Accumulated other comphrensive income:
   Balance at beginning of year                                2,035                                      1,775
   Unrealized (losses) on securities
       net of reclassification adjustment                     (4,280)            (4,280)                   (323)             (323)
                                                                                 ------                                    ------
   Comprehensive income                                                          $1,139                                    $3,622
                                                                                 ------                                    ------
                                                                                 ------                                    ------
                                                             -------                                    -------
   Balance at end of period                                   (2,245)                                     1,452
                                                             -------                                    -------

Common stock:
   Balance at beginning of year                               14,837                                     14,364
   Issuance of new common stock                                    2                                        347
   Retirement of common stock                                  - - -                                       (188)
                                                             -------                                    -------
   Balance at end of period                                   14,839                                     14,523
                                                             -------                                    -------

Additional paid-in capital:
   Balance at beginning of year                                  731                                        406
   Additions related to sale of common stock                   - - -                                        182
                                                             -------                                    -------

Balance at end of period                                         731                                        588
                                                             -------                                    -------
Total stockholders' equity                                   $76,572                                    $74,187
                                                             -------                                    -------
                                                             -------                                    -------

Disclosure of reclassification amount:
   Unrealized holding (losses) arising during period                           $ (4,167)                                   $ (326)
   Less:  reclassification adjustment for gains
      included in net income                                                        113                                     - - -
   Plus:  reclassification adjustment for losses
      included in net income                                                      - - -                                         3
                                                                               --------                                    ------
   Net unrealized (losses) on securities                                       $ (4,280)                                   $ (323)
                                                                               --------                                    ------
                                                                               --------                                    ------

See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1998

                                                                                  1998
                                                                      ---------------------------
Retained earnings:
   Balance at beginning of year                                       $ 55,286
   Net income                                                            8,161            $ 8,161
   Cash dividends declared                                              (4,004)
                                                                      --------
   Balance at end of period                                             59,443
                                                                      --------
Accumulated other comphrensive income:
   Balance at beginning of year                                          1,775
   Unrealized gains on securities
       net of reclassification adjustment                                  260                260
                                                                                          -------
   Comprehensive income                                                                   $ 8,421
                                                                                          -------
                                                                                          -------
                                                                      --------
   Balance at end of period                                              2,035
                                                                      --------
Common stock:
   Balance at beginning of year                                         14,363
   Issuance of new common stock                                            662
   Retirement of common stock                                             (188)
                                                                      --------
   Balance at end of period                                             14,837
                                                                      --------
Additional paid-in capital:
   Balance at beginning of year                                            406
   Additions related to sale of common stock                               325
                                                                      --------
Balance at end of period                                                   731
                                                                      --------
Total stockholders' equity                                            $ 77,046
                                                                      --------
                                                                      --------
Disclosure of reclassification amount:
   Unrealized holding gains arising during period                                           $ 316
   Less:  reclassification adjustment for gains
      included in net income                                                                   56
   Plus:  reclassification adjustment for losses
      included in net income                                                                - - -
                                                                                          -------
   Net unrealized gains on securities                                                       $ 260
                                                                                          -------
                                                                                          -------


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   (in thousands)
                                                                                                  Six Months Ended
                                                                                                      June 30
                                                                                        ------------------------------
                                                                                            1999                1998
                                                                                        ----------          ----------
Cash flow from operating activities:
    Net income                                                                          $   5,419           $   3,945
    Adjustments to reconcile net income to net cash provided by operations:
        Amortization                                                                          193                (159)
        Depreciation                                                                        1,089                 864
        Provision for loan losses                                                            (489)              1,135
        Net decrease in other assets                                                          271               1,498
        Net increase (decrease) in other liabilities                                        1,883              (1,245)
        Gain on sale of bank premises                                                          (1)                 (4)
        Gain on sale of other real estate                                                    (316)                (19)
        Writedown of other real estate                                                          0                  80
        Gain on sale of available-for-sale securities                                          (4)                 (3)
                                                                                        ----------          ----------

Net cash from operating activities                                                          8,045               6,092
                                                                                        ----------          ----------

Cash flows from investing activities:
     Proceeds from sales of available-for-sale securities                                   5,633               1,000
     Proceeds from maturities of available-for-sale securities                             51,801              41,858
     Purchases of available-for-sale securities                                           (68,858)            (55,407)
     Net (increase) decrease in loans                                                      (3,192)             34,919
     Proceeds from the sale of bank premises and equipment                                     16                  39
     Proceeds from sale of other real estate                                                  415                  47
     Purchase of bank premises and equipment                                               (1,377)             (2,790)
                                                                                        ----------          ----------

Net cash from investing activities                                                        (15,562)             19,666
                                                                                        ----------          ----------

Cash flows from financing activities:
     Net increase in deposit accounts                                                      12,482              22,008
     Net decrease in certificates of deposit                                              (24,364)            (13,099)
     Net increase (decrease) in securities sold under agreements to repurchase              8,052              (7,817)
     Net increase (decrease) in federal funds purchased                                   (14,872)             30,394
     Proceeds from Federal Home Loan Bank advances                                          1,550               9,037
     Payments on Federal Home Loan Bank advances                                           (9,150)             (4,093)
     Net decrease in other notes payable                                                   (1,651)              1,021
     Cash dividends paid                                                                   (2,410)             (2,399)
     Proceeds from issuance of common stock                                                     2                 342
                                                                                        ----------          ----------

Net cash from financing activities                                                        (30,361)             35,394
                                                                                        ----------          ----------

Net increase(decrease) in cash and cash equivalents                                       (37,878)             61,152
Cash and cash equivalents at beginning of period                                          119,903              96,881
                                                                                        ----------          ----------

Cash and cash equivalents at end of period                                              $  82,025           $ 158,033
                                                                                        ==========          ==========

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:
     Interest                                                                           $  14,468           $  17,062
     Taxes                                                                                  1,137                 540
  Non-cash assets acquired through foreclosure                                                213                 266



See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (Unaudited)


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Place Financial Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements for June 30, 1999 and June 30, 1998, was unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.


NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") computations:



                                          Basic and Diluted EPS
                                  (in thousands, except per share data)


At June 30                               1999                                      1998
                       ----------------------------------------  ----------------------------------------
                                        Weighted                                  Weighted
                          Income     Average Shares   Per-Share     Income     Average Shares   Per-Share
                       (Numerator)    (Denominator)     Amount   (Numerator)    (Denominator)     Amount
                       -----------   --------------   ---------  -----------   --------------   ---------
Basic EPS:
Income available to
   common stockholders       $5,419       2,170,390       $2.50        $3,945       2,157,976       $1.83
                                                          =====                                     =====
Effect of dilutive
   securities-options           ---          19,601                       ---          33,712

Diluted EPS:                  -----       ---------                     -----       ---------
Income available to
   common stockholders       $5,419       2,189,991       $2.47        $3,945       2,191,688       $1.80
                              =====       =========        ====         =====       =========        ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

This management discussion and analysis of financial condition should be read in conjunction with the consolidated financial statements and accompanying notes and Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

First Place Financial Corporation ("First Place"), its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), Western Bank, Gallup, New Mexico ("WBG") and Capital Bank, Albuquerque, New Mexico ("CBA") (collectively, the "Subsidiary Banks") and its non-bank subsidiary, FPFC Management, LLC ("LLC") on a consolidated basis are the "Company". The Company recorded, for the first six months of 1999, net income of $5,419,000, compared to net income of $3,945,000 for the first six months of 1998. Basic and diluted EPS were $2.50 and $2.47, respectively, for the six months ended June 30, 1999 compared to $1.83 and $1.80, respectively, for the same period a year ago. The net income for the first six months of 1999 increased $1,474,000 from net income reported for the first six months of 1998 due to the net result of the $1,624,000 pre-tax decrease in the provision for loan losses, $489,000 increase in net interest income and $880,000 increase in non-interest income offset by an increase of $835,000 in non-interest expense and an increase of $684,000 in taxes. The 1999 net income included a $276,000 year-to-date loss at CBA which opened in October, 1998.

Net income of $2,398,000 was recorded for the second quarter of 1999, up $138,000 from the $2,260,000 recorded for the second quarter of 1998. Basic and diluted EPS were $1.10 and $1.09, respectively, for the three months ended June 30, 1999 compared to $1.05 and $1.03, respectively, for the same period a year ago.

On an annualized basis, the return on average assets for the first six months of 1999 was 1.21 percent and the return on average assets for the first six months of 1998 was .88 percent. On an annualized basis, the return on average equity for the first six months of 1999 was 13.97 percent compared to 10.87 percent for the same period a year ago. For the year ended December 31, 1998, the return on average assets and the return on average equity were .90 percent and 10.96 percent, respectively.

NET INTEREST INCOME AND MARGIN

Interest income for the six months ended June 30, 1999, was $29,885,000, an
8.4 percent decrease from the $32,633,000 recorded for the first half of 1998. Total interest earning assets averaged $800,731,000 for the first half of 1999, a decrease of $3,696,000 from average earning assets of $804,427,000 for the six months ended June 30, 1998. This decrease was largely due to the $36,955,000, or 7.7 percent, decrease in average loans and a decrease in average interest-bearing deposits of $28,104,000, or 79.1 percent, offset by increases of $55,512,000, or 20.0 percent, in average investment securities and $5,851,000, or 43.1 percent, in average federal funds sold. The average yield on earning assets for the first half of 1999 was 7.78 percent, compared to 8.41 percent for the like period a year ago.

Interest income for the quarter ended June 30, 1999 was $15,046,000, a 9.8 percent decrease from the $16,680,000 recorded for the second quarter of 1998.

Interest expense for the six months ended June 30, 1999, was $14,122,000, an
18.6 percent decrease compared to $17,359,000 for the six months ended June 30, 1998. Average interest-bearing liabilities were $678,721,000 for the first half of 1999, a 3.4 percent decrease from average interest-bearing liabilities of $702,269,000 for the first half of 1998. This decrease was largely due to the $7,240,000 decrease in average time deposits, the $13,197,000 decrease in average federal funds purchased and the $16,536,000 decrease in average Federal Home Loan Bank advances and other notes payable. These decreases were offset somewhat by increases of $4,961,000 in average interest-bearing transaction accounts, $5,219,000 in average savings and money market accounts and $3,245,000 in average securities sold under agreements to repurchase. The average rate paid on these liabilities for the first half of 1999 was 4.20 percent compared to 4.98 percent paid for the same period a year ago.

Interest expense for the quarter ended June 30, 1999 was $6,938,000 a 21.7 percent decrease from the $8,856,000 recorded for the quarter ended June 30, 1998.

Net interest income increased $489,000 for the first six months of 1999 compared to the first six months of 1998. This increase was primarily due to efforts to reduce the Company's cost of funds. Net interest margin, on a fully tax-equivalent basis, which is tax-equivalent net interest income expressed as a percent of total average earning assets for the first half of 1999, was 4.22 percent, up from 4.05 percent a year ago. Average interest-bearing liabilities were 84.8 percent of average earning assets for the first half of 1999, compared to 87.3 percent for the same period a year ago.

Net interest income increased $284,000, or 3.6 percent, for the second quarter of 1999 compared to the same period in 1998.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses for the first half of 1999 was ($489,000) a decrease of $1,624,000 from the same period last year. FNBF recorded an $800,000 reverse provision for loan losses during the first quarter of 1999. The reverse provision was mainly due to a reduction in adversely classified commercial and commercial real estate loans at FNBF.

For the second quarter of 1999, the provision for loan losses was $120,000, down $450,000 from the year-ago quarter. The provision decrease was due to the reduction of adversely classified commercial and commercial real estate loans at FNBF.

OTHER INCOME

The Company recorded other income of $3,160,000 for the first six months of 1999, up $880,000 from the $2,280,000 recorded in the first six months of 1998. This increase was primarily in account analysis fees, non-sufficient funds fees, ATM fees and other real estate owned (OREO) gains.

Other income for the second quarter of 1999 was $1,664,000, up $512,000 from the $1,152,000 reported for the same period a year ago. This increase was primarily in account analysis fees, non-sufficient funds fees and OREO gains.

OTHER EXPENSES

Other expenses for the six months ended June 30, 1999 were $12,189,000, up $835,000 from the $11,354,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $863,000 and data processing expenses of $201,000, which were offset somewhat by a decrease in supply expenses of $142,000. Salaries and benefits increased primarily due to normal salary increases and a higher level of full-time equivalent employees added to support expansion. At June 30, 1998, seven staff members had been hired for Capital Bank and, as of June 30,1999, Capital Bank had fifteen staff members. The increases in data processing expenses were primarily due to increases in depreciation expense due to technical enhancements.

Other expenses for the three months ended June 30, 1999 were $6,280,000, up $730,000 from the $5,550,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $674,000.

INCOME TAXES

Income tax expense for the first half of 1999 was $1,804,000, up $684,000 from the $1,120,000, recorded for the first half of 1998. The effective tax rates for the first half of 1999 and 1998 were 25 percent and 22 percent, respectively.
                                       12

The income tax expense for the second quarter of 1999 was $974,000, up $378,000 from $596,000 recorded in the second quarter of 1998. The effective tax rates for the second quarter of 1999 and 1998 were 29 percent and 21 percent, respectively.

The increase in the effective tax rates for the six months and second quarter ended June 30, 1999 compared to the like periods a year ago was primarily due to an increase in taxable income without a corresponding proportionate increase in tax-exempt income and the 1999 low income housing tax credits remained at the 1998 level.


BALANCE SHEET REVIEW

Average total assets were $903,507,000 for the first six months of 1999 compared to $905,220,000 for the first six months of 1998. Period-end assets were $874,706,000, $902,047,000 and $935,585,000 at June 30, 1999, December
31, 1998, and June 30, 1998, respectively. CBA had $19,267,000 average total assets and $23,641,000 period-end assets at June 30, 1999.

Cash and due from banks at June 30, 1999 was $69,843,000 compared to $75,861,000 reported for the same period a year ago. This decrease of $6,018,000 was primarily in due from bank balances which decreased $10,755,000 from June 30, 1998 to June 30, 1999. The average cash and due from banks during the first six months of 1999 was $70,872,000 compared to $72,163,000 average during the first six months of 1998 and $71,848,000 average for the year ended December 31, 1998.

Available-for-sale securities at June 30, 1999 were $325,309,000, an increase of $33,344,000 from $291,965,000 reported for June 30, 1998. This 11.4 percent increase was partially due to the availability of funds resulting from a decrease in loan demand.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks and Bank CD's, decreased from $58,922,000 at June 30, 1998 to $4,781,000 at June 30, 1999. Federal funds sold decreased from $23,250,000 at June 30, 1998 to $7,401,000 at June 30, 1999. CBA had
$5,013,000 in federal funds sold at June 30, 1999.

Loans decreased $23,868,000 to $432,680,000 at June 30, 1999, from
$456,548,000 at June 30, 1998. All categories of loans, except for commercial real estate, decreased from June 30, 1998 to June 30, 1999. Loans at June 30, 1999, increased $3,015,000 from December 31, 1998. This increase was primarily in the commercial, commercial real estate and consumer categories and was offset somewhat by a decrease in the real estate residential and construction categories. CBA loans at June 30, 1999 were $11,541,000.

Total deposits of $613,512,000 at June 30, 1999, decreased $11,885,000 and $4,143,000 from December 31, 1998 and June 30, 1998, respectively. CBA had $12,770,000 in total deposits at June 30, 1999. Interest-bearing transaction accounts of $128,127,000 at June 30, 1999, increased $17,523,000 and
$3,781,000 from the December 31, 1998 and June 30, 1998 balances, respectively. The $17,523,000 increase from December 31, 1998 to June 30, 1999 was primarily in public deposit balances.

Securities sold under agreements to repurchase as of June 30, 1999, were $76,681,000 compared to $68,629,000 as of December 31, 1998 and $74,690,000
as of June 30, 1998. Federal funds purchased were $29,385,000 as of June 30, 1999, compared to $44,257,000 as of December 31, 1998, and $65,739,000 as of
June 30, 1998. The Company routinely purchases excess federal funds from downstream correspondents and resells those funds as part of its own federal funds sold. These balances fluctuate based on the downstream correspondents' liquidity.

Federal Home Loan Bank ("FHLB") advances and other notes payable were $67,295,000 as of June 30, 1999, compared to $76,546,000 as of December 31,
1998, and $94,381,000 at June 30, 1998. The $27,086,000 decrease from June
30, 1998 compared to June 30, 1999 was primarily due to payments on FHLB advances and other notes payable. FHLB advances of $1,550,000 were taken during the second quarter of 1999.

ASSET QUALITY

Nonperforming loans and other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                                          (in thousands)
                                                          ----------------------------------------------
                                                            June 30,        December 31,      June 30,
                                                              1999             1998             1998
                                                          ------------     ------------     ------------
Nonaccrual loans                                            $ 5,107            $4,336         $ 4,223

Accruing loans past due 90 days or more                         975               893           3,349

Restructured loans (in compliance with modified terms)        3,470             3,082           3,101

OREO and other foreclosed assets                                997               898           1,463
                                                          ------------     ------------     ------------

Total nonperforming assets                                  $10,549            $9,209         $12,136
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------

Management identified $160,000 of potential problem loans as of June 30, 1999. Potential problem loans are performing loans that management had doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due and are accruing interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:


                                                             (in thousands)
                                                  ------------------------------------
                                                  June 30,    December 31,    June 30,
                                                    1999          1998          1998
                                                  --------    ------------    --------
Beginning balance                                 $9,807        $ 8,722       $8,722

  Provision charged to expense                      (489)         2,045        1,135
  Recoveries on loans previously charged-off         555            857          477
  Loans charged-off                                 (519)        (1,817)        (705)
                                                  ------        -------       ------

Balance                                           $9,354        $ 9,807       $9,629
                                                  ------        -------       ------
                                                  ------        -------       ------


The Company considered the allowance for loan losses at June 30, 1999, to be adequate to absorb known risks in the loan portfolio. Year-to-date loan charge-offs were .12 percent of loans outstanding at June 30, 1999, compared to .15 percent at June 30, 1998.

Based on recent experience, management estimates gross charge-offs of $1,350,000 for 1999, broken down as follows: commercial - $100,000; commercial real estate - $425,000; residential real estate - $125,000 and consumer - $700,000.

The allowance for loan losses was determined in compliance with Statement of Financial Accounting Standards ("SFAS") No.5, "ACCOUNTING FOR CONTINGENCIES" and No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" and upon review of the Financial Accounting Standards Board ("FASB") Viewpoints article "APPLICATION OF FASB STATEMENTS 5 AND 114 TO A LOAN PORTFOLIO" no adjustments were required.


LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits generated from the Company's branches, the disciplined use of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has increased its federal funds lines of credit by $27,700,000 from a year ago bringing the total of such lines to $105,700,000 as of June 30, 1999. The ratio of loans to deposits, which is a measure of liquidity, was 70.5 percent at June 30, 1999 compared to 68.7 percent and 73.9 percent at December 31, 1998, and June 30, 1998, respectively.

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


STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The subsidiary banks each exceeded regulatory requirements for "well capitalized" status as of June 30, 1999. The Company's risk-based capital ratios at June 30, 1999, were:

     Tier 1 capital (regulatory minimum = 4.00% or above) was 14.75 percent compared to 14.09 percent at year end.

     Total capital (regulatory minimum = 8.00% or above) was 15.98 percent compared to 15.33 percent at year end.

     Leverage ratio (regulatory minimum = 4.00% or above) was 8.66 percent compared to 8.17 percent at year end.

Stockholders' equity increased 3.2 percent to $76,572,000 from a year ago and was down $474,000 from year-end 1998. Accumulated other comprehensive income, which is the net of tax mark-to-market adjustments for available-for-sale securities, was ($2,245,000), $2,035,000 and $1,452,000 at June 30, 1999,
December 31, 1998 and June 30, 1998, respectively. The $4,280,000 decrease in comprehensive income offset by earnings retention resulted in the $474,000 decrease from year-end 1998. The $4,280,000 decrease in comprehensive income is largely due to the increase in the yield curve since December 31, 1998 which resulted in lower market values in mortgage-backed securities and U.S. agency securities. The ratio of stockholders' equity to total assets was
8.75 percent at June 30, 1999, compared to 8.54 percent and 7.93 percent at December 31, 1998, and June 30, 1998, respectively.


YEAR 2000 COMPLIANCE PLAN

The Company has been actively engaged in resolving the issues involved with the year 2000 challenge. Under the guidance of a full-time year 2000 compliance manager, a team is working to address the various issues. As of June 30, 1999, the Company had completed the remediation and testing of its mission critical systems. Additionally, 100 percent of all non-mission critical systems have been upgraded, and the internal testing is substantially complete.

The Company has identified and assessed all non-computer related systems as well. These systems include elevators, vault doors, security, physical plant systems such as heating and cooling, electronic access, and sprinkler systems. All are currently year 2000 compliant.

The Company has assessed the year 2000 compliance status of its third party service providers. All third party vendors with which the Company has a material relationship have represented that they have allocated sufficient resources and manpower to the year 2000 project. Furthermore, the Company continues to reevaluate these third party service providers through the independent review of each in accordance with guidelines published by industry regulatory agencies.

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

It is management's belief that the greatest risk lies in the area of cash availability and liquidity. The Company's contingency plans include expanding sources of funds, increasing cash availability, and maintaining a liquid securities portfolio.

In the unlikely event that a disruption does occur, the Company has developed detailed contingency plans for all mission critical applications. Contingency plans are focused on two areas: (1) providing uninterrupted service to our customers in the event a system malfunctions and (2) restoring or replacing the system.

Management believes that the worst case scenario for providing uninterrupted service to customers would include the loss of power to individual branch locations. Management will not open branch locations if there is inadequate security due to lack of power. Based on published reports, the worst case scenario would be a four hour power outage. If there is electrical power, all other services could be provided using manual operating procedures.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1998.


SUBSEQUENT EVENTS

On August 4, 1999, the Company and Wells Fargo & Company ("Wells Fargo") signed a definitive agreement for Wells Fargo to acquire the Company. The acquisition is scheduled to be completed in the first quarter of next year and requires approval from banking regulators and shareholders of the Company. In the acquisition, Wells Fargo will issue 4.6 million shares of its common stock in exchange for 100 percent of the stock of the Company.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of First Place Financial Corporation was held on April 30, 1999. Votes were taken to elect two directors to serve for terms of one and two years, respectively. The table below outlines the results of the election:


          NOMINEES FOR ELECTION                   NUMBER OF SHARES VOTED
                 IN 1999                     FOR          AGAINST       ABSTAIN
          ---------------------           ---------       -------       -------
          Ike Kalangis                    1,392,412        12,264          0
          Jack M. Morgan                  1,404,676             0          0


          The following eight retained their position on the Board of Directors:


                   NAME                        TERM EXPIRES
          --------------------                 ------------
          Robert S. Culpepper                      2000
          J. Gregory Merrion                       2000
          Roy L. "Bunky" Owen                      2000
          Marlo Webb                               2000
          Robert M. Goodman                        2001
          Richard I. Ledbetter                     2001
          James D. Rose                            2001
          Thomas C. Taylor                         2001


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              Exhibit 3 (i).   Articles of Incorporation of Registrant*
              Exhibit 3 (ii).  Bylaws of Registrant*
              Exhibit 27.      Financial Data Schedule

         (b)  Reports on Form 8-K

              (1) Report dated July 23, 1999, regarding the press release announcing the results for the second quarter ended June 30, 1999, and reporting the quarterly dividend and the second quarter 1999 shareholder letter.

               (2)     Report dated August 4, 1999, on August 4,
                       1999 the Company entered into an Agreement and Plan of Reorganization with Wells Fargo.

------------------------

*Incorporated by reference from Exhibits to the Registrant's Registration
 Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST PLACE FINANCIAL CORPORATION
                                        ---------------------------------
                                                  (Registrant)


Date: August 10, 1999                   /s/ James D. Rose
      ----------------------            -------------------------------------
                                        James D. Rose
                                        President and Chief Operating Officer