Form 10-Q
period 1999-09-30
FIRST PLACE FINANCIAL CORP
filed 1999-11-08
CIK 740728

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-25956

                        FIRST PLACE FINANCIAL CORPORATION
           ----------------------------------------------------------
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

                                 (505) 324-9500
                   ------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
             Securities Exchange Act of 1934 during the preceding 12
                  months, and (2) has been subject to such filing
                         requirements for the past 90 days.

           YES __X__                                          NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
         Class                                            October 25, 1999
---------------------------                               ----------------
Common shares, no par value                                 2,217,118

===============================================================================

                        FIRST PLACE FINANCIAL CORPORATION

                                    FORM 10Q

                                      INDEX

                                                                                                            Page
PART I.  FINANCIAL INFORMATION                                                                             Number
                                                                                                           ------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets at September 30, 1999,
                    December 31, 1998 and September 30, 1998                                                  3

                  Consolidated Statements of Income for the three months ended
                    September 30, 1999 and 1998 and the nine months ended
                    September 30, 1999 and September 30, 1998                                                 4

                  Consolidated Statements of Changes in Stockholders' Equity for
                    the nine months ended September 30, 1999 and 1998 and
                    year-ended December 31, 1998                                                              5

                  Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 1999 and 1998                                                               7

                  Notes to the Consolidated Financial Statements                                              9

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                            10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                 18

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                           19

SIGNATURES                                                                                                   20

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    (in thousands)
                                                                    ------------------------------------------------
                                                                      September 30,     December 31,   September 30,
                                                                         1999            1998             1998
                             ASSETS                                   (Unaudited)                      (Unaudited)
                                                                    -------------    -------------    --------------
Cash and due from banks                                                  $ 69,515         $ 89,982          $ 76,426
Interest-bearing deposits in banks                                          6,520           14,221            18,806
Federal funds sold                                                            ---           15,700            48,505
                                                                    -------------    -------------    --------------
  Total cash and cash equivalents                                          76,035          119,903           143,737
                                                                    -------------    -------------    --------------

Investment securities:
  Available for sale (at market value)                                    297,456          320,943           306,872
                                                                    -------------    -------------    --------------

Loans                                                                     435,060          429,665           430,991
Allowance for loan losses                                                  (9,235)          (9,807)           (9,928)
                                                                    -------------    -------------    --------------
  Total net loans                                                         425,825          419,858           421,063
                                                                    -------------    -------------    --------------

Bank premises and equipment, net                                           20,772           20,679            20,056
Other real estate owned                                                       844              811               702
Other assets                                                               28,558           19,853            17,723
                                                                    -------------    -------------    --------------

Total assets                                                             $849,490         $902,047         $ 910,153
                                                                    =============    =============    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                                    $142,452         $144,214         $ 137,993
  Interest-bearing transaction accounts                                   127,752          110,604           113,971
  Savings and money market accounts                                       109,015          109,453           104,167
  Time certificates, $100,000 and over                                    119,576          149,500           151,349
  Other time certificates                                                  99,567          111,626           111,157
                                                                    -------------    -------------    --------------
      Total deposits                                                      598,362          625,397           618,637

Securities sold under agreements to repurchase                             77,613           68,629            68,127
Federal funds purchased                                                    22,653           44,257            45,488
Federal Home Loan Banks and other notes payable                            62,653           76,546            91,727
Other liabilities                                                           8,618           10,172             9,315
                                                                    -------------    -------------    --------------
  Total liabilities                                                       769,899          825,001           833,294
                                                                    -------------    -------------    --------------

Stockholders' equity:
Common stock, no par value
  Authorized shares - 5,000,000;
    issued and outstanding shares - 2,217,118 at 9/30/99;
    2,170,372 at 12/31/98; 2,160,122 at 9/30/98                            16,489           14,837            14,553
  Additional paid-in capital                                                1,189              731               591
  Accumulated other comprehensive income                                   (3,091)           2,035             2,634
  Retained earnings                                                        65,004           59,443            59,081
                                                                    -------------    -------------    --------------
      Total stockholders' equity                                           79,591           77,046            76,859
                                                                    -------------    -------------    --------------

Total liabilities and stockholders' equity                               $849,490         $902,047         $ 910,153
                                                                    =============    =============    ==============

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                (in thousands, except per share data)
                                                   --------------------------------------------------------------
                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                   -----------------------------      ---------------------------
                                                       1999             1998             1999            1998
                                                   -------------   -------------      ------------    -----------
Interest income:
  Loans, including fees                                 $10,104         $ 10,739         $ 29,956        $33,985
  Investment securities:
    Taxable                                               3,552            3,422           11,166          9,916
    Tax-exempt                                              921              796            2,694          2,344
  Interest-bearing deposits                                 103              822              274          1,795
  Federal funds sold                                        148              362              623            734
                                                    ------------   -------------      ------------    -----------
    Total interest income                                14,828           16,141           44,713         48,774
                                                    ------------   -------------      ------------    -----------

Interest expense:
  Time deposits $100,000 and over                         1,663            2,173            5,352          6,543
  Other deposits                                          2,733            3,503            8,486         10,625
  Short-term borrowings                                   1,211            1,627            3,699          4,846
  Other borrowings                                          966            1,441            3,158          4,089
                                                    ------------   -------------      ------------    -----------
    Total interest expense                                6,573            8,744           20,695         26,103
                                                    ------------   -------------      ------------    -----------

Net interest income                                       8,255            7,397           24,018         22,671
Provision for loan losses                                   140              420             (349)         1,555
                                                    ------------   -------------      ------------    -----------

Net interest income after provision for loan losses       8,115            6,977           24,367         21,116
                                                    ------------   -------------      ------------    -----------

Other income:
  Service charges on deposit accounts                       950              712            2,650          2,075
  Other service charges and fees                            458              442            1,350          1,132
  Investment securities gains                               ---                4                4              7
  Other operating income                                     93               75              657            299
                                                    ------------   -------------      ------------    -----------
    Total other income                                    1,501            1,233            4,661          3,513
                                                    ------------   -------------      ------------    -----------

Other expense:
  Salaries and employee benefits                          3,372            2,951           10,280          8,996
  Occupancy expenses, net                                   572              584            1,681          1,622
  Other operating expenses                                2,163            1,931            6,335          6,202
                                                    ------------   -------------      ------------    -----------
    Total other expenses                                  6,107            5,466           18,296         16,820
                                                    ------------   -------------      ------------    -----------

Income before income taxes                                3,509            2,744           10,732          7,809
Income taxes                                                918              488            2,722          1,608
                                                    ------------   -------------      ------------    -----------

Net Income                                              $ 2,591          $ 2,256          $ 8,010        $ 6,201
                                                    ============   =============      ============    ===========

Earnings per common share:
   Basic                                                 $ 1.17           $ 1.04           $ 3.67         $ 2.87
   Diluted                                               $ 1.17           $ 1.03           $ 3.64         $ 2.83


See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                             (in thousands)
                                                           ----------------------------------------------------
                                                                            Nine Months Ended
                                                                              September 30,
                                                           ----------------------------------------------------
                                                                   1999                           1998
                                                           ----------------------       -----------------------
Retained earnings:

   Balance at beginning of year                               $ 59,443                     $55,286
   Net income                                                    8,010    $8,010             6,201     $ 6,201
   Cash dividends declared                                      (2,449)                     (2,406)
                                                            -----------                 -----------

   Balance at end of period                                     65,004                      59,081
                                                            -----------                 -----------

Accumulated other comprehensive income:

   Balance at beginning of year                                  2,035                       1,775
   Unrealized (losses) gains on securities
       net of reclassification adjustment                       (5,126)   (5,126)              859         859
                                                                        ---------                  ------------
   Comprehensive income                                                   $2,884                       $ 7,060
                                                                        =========                  ============

                                                            -----------                 -----------
   Balance at end of period                                     (3,091)                      2,634
                                                            -----------                 -----------

Common stock:

   Balance at beginning of year                                 14,837                      14,364
   Issuance of new common stock                                  1,652                         377
   Retirement of common stock                                      ---                        (188)
                                                            -----------                 -----------

   Balance at end of period                                     16,489                      14,553
                                                            -----------                 -----------

Additional paid-in capital:

   Balance at beginning of year                                    731                         406
   Additions related to sale of common stock                       458                         185
                                                            -----------                 -----------

Balance at end of period                                         1,189                         591
                                                            -----------                 -----------

Total stockholders' equity                                    $ 79,591                     $76,859
                                                            ===========                 ===========


Disclosure of reclassification amount:

   Unrealized holding (losses) gains arising during period               $(5,009)                        $ 837
   Less:  reclassification adjustment for gains
      included in net income                                                 117                           ---
   Plus:  reclassification adjustment for losses
      included in net income                                                 ---                            22
                                                                        ---------                  ------------

   Net unrealized (losses) gains on securities                           $(5,126)                        $ 859
                                                                        =========                  ============

See notes to consolidated financial statements

                        FIRST PLACE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1998

                                                                   1998
                                                           ----------------------
Retained earnings:
   Balance at beginning of year                               $ 55,286
   Net income                                                    8,161    $8,161
   Cash dividends declared                                      (4,004)
                                                            -----------

   Balance at end of period                                     59,443
                                                            -----------

Accumulated other comprehensive income:
   Balance at beginning of year                                  1,775
   Unrealized gains on securities
       net of reclassification adjustment                          260       260
                                                                        ---------
   Comprehensive income                                                   $8,421
                                                                        =========

                                                            -----------
   Balance at end of period                                      2,035
                                                            -----------

Common stock:
   Balance at beginning of year                                 14,363
   Issuance of new common stock                                    662
   Retirement of common stock                                     (188)
                                                            -----------

   Balance at end of period                                     14,837
                                                            -----------

Additional paid-in capital:
   Balance at beginning of year                                    406
   Additions related to sale of common stock                       325
                                                            -----------

Balance at end of period                                           731
                                                            -----------

Total stockholders' equity                                    $ 77,046
                                                            ===========


Disclosure of reclassification amount:
   Unrealized holding gains arising during period                           $316
   Less:  reclassification adjustment for gains
      included in net income                                                  56
   Plus:  reclassification adjustment for losses
      included in net income                                                 ---
                                                                        ---------

   Net unrealized gains on securities                                       $260
                                                                        =========

                        FIRST PLACE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            (in thousands)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   ----------------------------------
                                                                                      1999                   1998
                                                                                   -----------            -----------
Cash flow from operating activities:

    Net income                                                                         $8,010                 $6,201
    Adjustments to reconcile net income to net cash provided by operations:
        Amortization                                                                      299                   (456)
        Depreciation                                                                    1,640                  1,334
        Provision for loan losses                                                        (349)                 1,555
        Net (increase) decrease in other assets                                        (5,607)                 1,344
        Net decrease in other liabilities                                                (777)                  (863)
        (Gain) loss on sale of bank premises and equipment                                  5                     (4)
        Gain on sale of other real estate                                                (346)                   (33)
        Writedown of other real estate                                                    ---                     80
        (Gain) on sale of available-for-sale securities                                    (4)                   (15)
                                                                                   -----------            -----------

Net cash from operating activities                                                      2,871                  9,143
                                                                                   -----------            -----------

Cash flows from investing activities:

     Proceeds from  sales of available-for-sale securities                             10,638                  7,852
     Proceeds from maturities of available-for-sale securities                         79,532                 77,143
     Purchases of available-for-sale securities                                       (75,205)              (110,538)
     Net (increase) decrease in loans                                                  (5,947)                60,354
     Proceeds from the sale of bank premises and equipment                                 44                     40
     Proceeds from sale of other real estate                                              642                    638
     Purchase of property and equipment                                                (1,783)                (3,917)
                                                                                   -----------            -----------

Net cash from investing activities                                                      7,921                 31,572
                                                                                   -----------            -----------

Cash flows from financing activities:

     Net increase in deposit accounts                                                  14,952                 12,778
     Net decrease in certificates of deposit                                          (41,983)                (2,888)
     Net increase (decrease) in securities sold under agreements to repurchase          8,984                (14,380)
     Net increase (decrease) in federal funds purchased                               (21,604)                10,143
     Proceeds from Federal Home Loan Bank advances                                      1,550                  9,037
     Payments on Federal Home Loan Bank advances                                      (11,007)               (16,763)
     Net increase (decrease) in other notes payable                                    (4,436)                11,038
     Cash dividends paid                                                               (3,226)                (3,199)
     Proceeds from issuance of common stock                                             2,110                    375
                                                                                   -----------            -----------

Net cash from financing activities                                                    (54,660)                 6,141
                                                                                   -----------            -----------

Net increase (decrease) in cash and cash equivalents                                  (43,868)                46,856
Cash and cash equivalents at beginning of period                                      119,903                 96,881
                                                                                   -----------            -----------

Cash and cash equivalents at end of period                                            $76,035               $143,737
                                                                                   ===========            ===========

See notes to consolidated financial statements

               FIRST PLACE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for:

     Interest                                                                          20,797                 26,539
     Taxes                                                                              1,468                  1,212
  Non-cash assets acquired through foreclosure                                            329                    268




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

     The information contained in the financial statements for September 30, 1999 and September 30, 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results have been made. Certain prior year amounts are reclassified to conform to current year classifications.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE

     The following is the reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") computations:

                                          Basic and Diluted EPS
                                  (in thousands, except per share data)

At September 30                          1999                                     1998
                       ----------------------------------------------------------------------------------
                                        Weighted                                 Weighted
                          Income     Average Shares   Per-Share     Income    Average Shares   Per-Share
                       (Numerator)    (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                       ------------- --------------- ----------- ------------ --------------- -----------
Basic EPS:
Income available to
   common stockholders       $8,010       2,183,511       $3.67        $6,201      2,158,540       $2.87
                                                          =====                                    =====

Effect of dilutive
   securities-options           ---          16,313                       ---         31,955
                             ------       ---------                    ------      ---------
Diluted EPS:
Income available to
   common stockholders       $8,010       2,199,824       $3.64        $6,201      2,190,495       $2.83
                             ======       =========       =====        ======      =========       =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

This management discussion and analysis of financial condition should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company's Form 10-K for the year ended December 31, 1998. First Place Financial Corporation ("First Place"), its wholly owned subsidiaries, First National Bank of Farmington, New Mexico ("FNBF"), Burns National Bank of Durango, Colorado ("BNBD"), Western Bank, Gallup, New Mexico ("WBG") and Capital Bank, Albuquerque, New Mexico ("CBA") (collectively, the "Subsidiary Banks") and its non-bank subsidiary, FPFC Management, LLC ("LLC") on a consolidated basis are the "Company".

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission referring to future events, such as "does not expect" and "are expected to", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should not place undue expectations on any forward-looking statements. Such statements are only as of the date made and will not necessarily be updated after the date of such statements.

Various factors, such as national and regional economic conditions, changes in market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect First Place Financial Corporation and its subsidiaries' financial performance and could cause actual results for future periods to differ from those anticipated.

OVERVIEW

The Company recorded, for the first nine months of 1999, net income of $8,010,000, compared to net income of $6,201,000 for the first nine months of 1998. Basic and diluted EPS were $3.67 and $3.64, respectively, for the nine months ended September 30, 1999 compared to $2.87 and $2.83, respectively, for the same period a year ago. The net income for the first nine months of 1999 increased $1,809,000 from net income reported for the first nine months of 1998 due to the net result of the $1,904,000 pre-tax decrease in the provision for loan losses, $1,347,000 increase in net interest income and $1,148,000 increase in non-interest income offset by an increase of $1,476,000 in non-interest expense and an increase of $1,114,000 in taxes. The 1999 net income included a $325,000 year-to-date loss at CBA which opened in October, 1998.

Net income of $2,591,000 was recorded for the third quarter of 1999, up $335,000 from the $2,256,000 recorded for the third quarter of 1998. Basic and diluted EPS were $1.17 for the three months ended September 30, 1999 compared to $1.04 and $1.03, respectively, for the same period a year ago.

On an annualized basis, the return on average assets for the first nine months of 1999 was 1.20 percent and the return on average assets for the first nine months of 1998 was .91 percent. On an annualized basis, the return on average equity for the first nine months of 1999 was 13.69 percent compared to 11.25 percent for the same period a year ago. For the year ended December 31, 1998, the return on average assets and the return on average equity were .90 percent and 10.96 percent, respectively.

NET INTEREST INCOME AND MARGIN

Interest income for the nine months ended September 30, 1999, was $44,713,000, an 8.3 percent decrease from the $48,774,000 recorded for the first nine months of 1998. This decrease was largely due to the $4,029,000 decrease in interest income on loans from the nine months ended September 30, 1998 compared to the like period in 1999. Total interest earning assets averaged $789,267,000 for the first nine months of 1999, a decrease of $21,568,000 from average earning assets of $810,835,000 for the nine months ended September 30, 1998. This decrease was due to the $27,623,000, or 5.9 percent, decrease in average loans, a decrease in average interest-bearing deposits of $37,095,000, or 83.0 percent and an $878,000 decrease, or 5.0 percent, in average federal funds sold, offset by an increase of $44,028,000, or 15.6 percent, in average investment securities. The average yield on earning assets for the first nine months of 1999 was 7.83 percent, compared to 8.28 percent for the like period a year ago.

Interest income for the quarter ended September 30, 1999 was $14,828,000, an
8.1 percent decrease from the $16,141,000 recorded for the third quarter of 1998.

Interest expense for the nine months ended September 30, 1999, was $20,695,000, a 20.7 percent decrease compared to $26,103,000 for the nine months ended September 30, 1998. Average interest-bearing liabilities were $665,352,000 for the first nine months of 1999, a 5.0 percent decrease from average interest-bearing liabilities of $700,565,000 for the first nine months of 1998. This decrease was largely due to decreases of $13,952,000, or
5.4 percent, in average time deposits, $17,186,000, or 32.5 percent, in average federal funds purchased and $20,242,000, or 22.4 percent, in average Federal Home Loan Bank advances and other notes payable. These decreases were offset somewhat by increases of $7,630,000, or 6.2 percent, in average interest-bearing transaction accounts, $4,725,000, or 4.5 percent, in average savings and money market accounts and $3,812,000, or 5.3 percent, in average securities sold under agreements to repurchase. The average rate paid on these liabilities for the first nine months of 1999 was 4.16 percent compared to 4.98 percent paid for the same period a year ago.

Interest expense for the quarter ended September 30, 1999 was $6,573,000 a
24.8 percent decrease from the $8,744,000 recorded for the quarter ended September 30, 1998.

Net interest income increased $1,347,000 to $24,018,000 for the first nine months of 1999 compared to the first nine months of 1998. Net interest margin, on a fully tax-equivalent basis, which is tax-equivalent net interest income expressed as a percent of total average earning assets for the first nine months of 1999, was 4.32 percent, up from 3.98 percent a year ago. Average interest-bearing liabilities were 84.3 percent of average earning assets for the first nine months of 1999, compared to 86.4 percent for the same period a year ago.

Net interest income increased $858,000, or 11.6 percent, for the third quarter of 1999 compared to the same period in 1998.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses for the first nine months of 1999 was ($349,000) a decrease of $1,904,000 from the same period last year. FNBF recorded an $800,000 reverse provision for loan losses during the first quarter of 1999. The reverse provision and the continued decrease in the allowance for loan losses from December 31, 1998 to September 30, 1999 was due to a reduction overall in classified loans in the commercial and commercial real estate loan portfolios.

For the third quarter of 1999, the provision for loan losses was $140,000, down $280,000 from the year-ago quarter. The provision decrease was due to the reduction of adversely classified commercial and commercial real estate loans.

OTHER INCOME

The Company recorded other income of $4,661,000 for the first nine months of 1999, up $1,148,000 from the $3,513,000 recorded in the first nine months of 1998. This increase was primarily in account analysis fees, which increased $247,000, non-sufficient funds fees, which increased $236,000, ATM fees, which increased $134,000 and other real estate owned (OREO) gains, which increased $313,000.

Other income for the third quarter of 1999 was $1,501,000, up $268,000 from the $1,233,000 reported for the same period a year ago. This increase was primarily in account analysis fees and non-sufficient funds fees.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 1999 were $18,296,000, up $1,476,000 from the $16,820,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $1,284,000 and data processing expenses of $328,000. Salaries and benefits increased primarily due to normal salary increases and a higher level of full-time equivalent employees added to support expansion. The increases in data processing expenses were primarily due to increases in depreciation expense due to technical enhancements.

Other expenses for the three months ended September 30, 1999 were $6,107,000, up $641,000 from the $5,466,000 recorded for the same period a year ago. This increase was primarily due to increases in salaries and benefits of $421,000.

INCOME TAXES

Income tax expense for the first nine months of 1999 was $2,722,000, up $1,114,000 from the $1,608,000, recorded for the first nine months of 1998. The effective tax rates for the nine months of 1999 and 1998 were 25 percent and 21 percent, respectively.

The income tax expense for the third quarter of 1999 was $918,000, up $430,000 from $488,000 recorded in the third quarter of 1998. The effective tax rates for the third quarter of 1999 and 1998 were 26 percent and 18 percent, respectively.

The increase in the effective tax rates for the nine months and third quarter ended September 30, 1999 compared to the like periods a year ago was primarily due to an increase in taxable income without a corresponding proportionate increase in tax-exempt income and due to the fact that the 1999 low income housing tax credits remained at the 1998 level.

BALANCE SHEET REVIEW

Average total assets were $892,574,000 for the first nine months of 1999 compared to $910,624,000 for the first nine months of 1998. Period-end assets were $849,490,000, $902,047,000 and $910,153,000 at September 30, 1999,
December 31, 1998, and September 30, 1998, respectively. CBA had $20,947,000 average total assets and $24,849,000 period-end assets at September 30, 1999.

Cash and due from banks at September 30, 1999 were $69,515,000 compared to $76,426,000 reported for the same period a year ago. This decrease of $6,911,000 was primarily in due from bank balances which decreased $7,349,000 from September 30, 1998 to September 30, 1999. The average cash and due from banks during the first nine months of 1999 was $70,192,000 compared to $71,141,000 average during the first nine months of 1998 and $71,848,000 average for the year ended December 31, 1998.

Available-for-sale securities at September 30, 1999 were $297,456,000, a decrease of $9,416,000 from $306,872,000 reported for September 30, 1998. In recent months, matured securities have not been replaced in response to the decrease in time certificates of deposit.

Interest-bearing deposits in banks, which consist of balances maintained at Federal Home Loan Banks and Bank CD's, decreased from $18,806,000 at September 30, 1998 to $6,520,000 at September 30, 1999. At September 30, 1999, there were no federal funds sold. Federal funds sold at September 30, 1998 were $48,505,000. These decreases were in response to decreases in short-term interest-bearing liabilities and the decrease in Federal Home Loan Banks and other notes payable.

Loans increased $4,069,000 to $435,060,000 at September 30, 1999, from $430,991,000 at September 30, 1998. All categories of loans, except for residential real estate and interim construction loans, increased from September 30, 1998 to September 30, 1999. Loans at September 30, 1999, increased $5,395,000 from December 31, 1998. This increase was primarily in the commercial, commercial real estate and consumer categories and was offset somewhat by a decrease in the residential real estate and interim construction categories. CBA loans at September 30, 1999 were $14,910,000. Loans at FNBF and BNBD as of September 30, 1999, decreased $4,980,000 and $8,001,000, respectively from September 30, 1998.

Total deposits of $598,362,000 at September 30, 1999, decreased $27,035,000 and $20,275,000 from December 31, 1998 and September 30, 1998, respectively. These decreases were primarily due to maturities of 2-year floating rate certificates of deposit. CBA had $13,547,000 in total deposits at September 30, 1999.

Interest-bearing transaction accounts of $127,752,000 at September 30, 1999, increased $17,148,000 and $13,781,000 from the December 31, 1998 and September 30, 1998 balances, respectively. The $17,148,000 increase from December 31, 1998 to September 30, 1999 was primarily in public deposit balances.

Securities sold under agreements to repurchase as of September 30, 1999, were $77,613,000 compared to $68,629,000 as of December 31, 1998 and $68,127,000
as of September 30, 1998.

Federal funds purchased were $22,653,000 as of September 30, 1999, compared to $44,257,000 as of December 31, 1998, and $45,488,000 as of September 30,
1998. The Company routinely purchases excess federal funds from downstream correspondents and, on occasion, resells those funds as part of its own federal funds sold. These balances fluctuate based on the downstream correspondents' liquidity.

Federal Home Loan Bank ("FHLB") advances and other notes payable were $62,653,000 as of September 30, 1999, compared to $76,546,000 as of December 31, 1998, and $91,727,000 at September 30, 1998. The $29,074,000 decrease from September 30, 1998 compared to September 30, 1999 was primarily due to payments on FHLB advances and other notes payable.

ASSET QUALITY

Nonperforming loans and other real estate owned ("OREO") and other foreclosed assets are presented in the following table:

                                                                             (in thousands)
                                                      ------------------------------------------------------------
                                                        September 30,       December 31,         September 30,
                                                             1999               1998                  1998
                                                      ------------------- ------------------   -------------------
Nonaccrual loans                                                  $4,515             $4,336                $4,056

Accruing loans past due 90 days or more                              566                893                 1,239


Restructured loans (in compliance with modified terms)             3,451              3,082                 3,090

OREO and other foreclosed assets                                     898                898                   778
                                                      ------------------- -----------------    ------------------

Total nonperforming assets                                        $9,430             $9,209                $9,163
                                                      =================== =================    ==================

Nonperforming assets at FNBF and BNBD as of September 30, 1999, increased $85,000 and $494,000, respectively from December 31, 1998. The $494,000 increase at BNBD was primarily in the restructured loan category. These increases in nonperforming assets at FNBF and BNBD did not require additional provisions for loan losses during 1999.

Management identified $163,000 of potential problem loans as of September 30, 1999. Potential problem loans are performing loans that management had doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due and are accruing interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is presented in the following table:

                                                                            (in thousands)
                                                     -----------------------------------------------------------
                                                        September 30,       December 31,        September 30,
                                                             1999               1998                 1998
                                                     -------------------- ------------------  ------------------
Beginning balance                                                $ 9,807            $ 8,722              $ 8,722

  Provision charged to expense                                      (349)             2,045                1,555
  Recoveries on loans previously charged-off                         730                857                  661
  Loans charged-off                                                 (953)            (1,817)              (1,010)
                                                     -------------------  -----------------   ------------------

Balance                                                          $ 9,235            $ 9,807              $ 9,928
                                                     ===================  =================   ==================

The Company considered the allowance for loan losses at September 30, 1999, to be adequate to absorb known risks in the loan portfolio. Year-to-date loan charge-offs were .22 percent of loans outstanding at September 30, 1999, compared to .23 percent at September 30, 1998.

The allowance for loan losses as a percent of loans at September 30, 1999, December 31, 1998 and September 30, 1998, was 2.12 percent, 2.28 percent and
2.30 percent, respectively.

Based on recent experience, management estimates gross charge-offs of $1,495,000 for 1999, broken down as follows: commercial - $200,000; commercial real estate - $345,000; residential real estate - $125,000 and consumer - $825,000. Management expects that net charge-offs for 1999 will be less than the $960,000 booked in 1998.

The allowance for loan losses was determined to be in compliance with Statement of Financial Accounting Standards ("SFAS") No.5, "ACCOUNTING FOR CONTINGENCIES" and No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" and upon review of the Financial Accounting Standards Board ("FASB") Viewpoints article "APPLICATION OF FASB STATEMENTS 5 AND 114 TO A LOAN PORTFOLIO" no adjustments were required.

LIQUIDITY

The Company maintains an adequate liquidity position through stable deposits generated from the Company's branches, the disciplined use of debt, and from a high quality securities portfolio.

Other sources of liquidity are provided by federal funds purchased, securities sold under repurchase agreements, borrowings from Federal Home Loan Banks and access to the Federal Reserve for short term liquidity needs. The Company has increased its federal funds lines of credit by $27,700,000 from a year ago bringing the total of such lines to $105,700,000 as of September 30, 1999. The ratio of loans to deposits, which is a measure of liquidity, was 72.7 percent at September 30, 1999 compared to 68.7 percent and 69.7 percent at December 31, 1998, and September 30, 1998, respectively.

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Subsidiary Banks each exceeded regulatory requirements for "well capitalized" status as of September 30, 1999. The Company's risk-based capital ratios at September 30, 1999, were:

      Tier 1 capital (regulatory minimum = 4.00% or above) was 15.20 percent compared to 14.09 percent at year end.

      Total capital (regulatory minimum = 8.00% or above) was 16.44 percent compared to 15.33 percent at year end.

      Leverage ratio (regulatory minimum = 4.00% or above) was 9.37 percent compared to 8.17 percent at year end.

Stockholders' equity increased 3.6 percent to $79,591,000 from a year ago and was up $2,545,000 from year-end 1998. Accumulated other comprehensive income, which is the net of tax mark-to-market adjustments for available-for-sale securities, was ($3,091,000), $2,035,000 and $2,634,000 at September 30,
1999, December 31, 1998 and September 30, 1998, respectively. The $5,126,000 decrease in comprehensive income, partially offset by earnings retention and an increase due to the issuance of new stock, resulted in the $2,545,000 increase from year-end 1998. The $4,176,000 decrease in comprehensive income, shown in the table on page five, was largely due to the increase in the yield curve since December 31, 1998, which resulted in lower market values for mortgage-backed securities and U.S. agency securities. The ratio of stockholders' equity to total assets was 9.37 percent at September 30, 1999, compared to 8.54 percent and 8.44 percent at December 31, 1998, and September 30, 1998, respectively.

YEAR 2000 COMPLIANCE PLAN

The Company has been actively engaged in resolving computer issues associated with the date change from the year 1999 to the year 2000. Under the guidance of a full-time year 2000 compliance manager, a team is working to address the various issues. The Company has completed the remediation and testing of its mission critical systems. Additionally, 100 percent of all non-mission critical systems have been upgraded, and the internal testing is substantially complete.

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

The estimated cost for the Company's year 2000 project is not expected to be material (approximately $200,000 for 1999 and $100,000 for 2000). The completion dates and costs are based on management's current best estimates and factors outside management's control or current knowledge may cause such dates and costs to differ materially from estimates.

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

In the unlikely event that a disruption does occur, the Company has developed detailed contingency plans for all mission critical applications. Contingency plans are focused on two areas: (1) providing uninterrupted service to our customers in the event a system malfunction and (2) restoring or replacing the system.

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

The Company has developed Event Management Plans. These plans detail the required actions of every department and key individuals before, during and after the date change. Employees in all areas of the Company are participating in extensive training sessions to make sure that all are prepared.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1998.

WELLS FARGO DEFINITIVE AGREEMENT

On August 4, 1999, the Company and Wells Fargo & Company ("Wells Fargo") signed a definitive agreement for Wells Fargo to acquire the Company. The acquisition is scheduled to be completed early in the first quarter of next year and is subject to the satisfaction of a number of conditions, including receipt of regulatory approvals and approval of the shareholders of FPFC. In the acquisition, Wells Fargo will issue 4.6 million shares of its common stock in exchange for 100 percent of the stock of the Company.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           Exhibit 3 (i).   Amended and restated Articles of
                                            Incorporation of Registrant
                           Exhibit 3 (ii).  Bylaws of Registrant*
                           Exhibit 10.      Agreement and Plan of Reorganization
                                            by and between Registrant and
                                            Wells Fargo & Company**
                           Exhibit 27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           (1) Report dated July 23, 1999 (Item 5), regarding press release announcing second quarter 1999 earnings and quarterly dividend.

                           (2) Report dated August 4, 1999 (Item 5), regarding press release announcing execution of Agreement and Plan of Reorganization with Wells Fargo & Company.

                           (3) Report dated September 3, 1999 (Item 5), regarding press release announcing quarterly dividend payable November 1, 1999.

                           (4) Report dated October 27, 1999 (Item 5), regarding press release announcing the results for the third quarter ended September 30, 1999, and reporting the quarterly dividend and the third quarter 1999 shareholder letter.







-------------------------

 *Incorporated by reference from Exhibits to the Registrant's Registration
  Statement on Form S-4, dated April 18, 1995, Registration No. 33-91310.

**Incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8K dated August 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST PLACE FINANCIAL CORPORATION
                                    ------------------------------------------
                                                (Registrant)

Date:  NOVEMBER 4, 1999             /S/ JAMES D. ROSE
      -------------------------     ------------------------------------------
                                    James D. Rose
                                    President and Chief Operating Officer